Form 10QSB
period 2004-03-31
MEDINA INTERNATIONAL CORP
filed 2004-05-13
CIK 1228386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  MARCH 31, 2004

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from __________ to ___________

                                    000-50482
                            (Commission File Number)


                           MEDINA INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                       98-0377767
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


         #1305 - 1090 WEST GEORGIA STREET, VANCOUVER, BC, CANADA V6E 3V7
                    (Address of principal executive offices)


                                 (604) 685-9316
                           (Issuer's telephone number)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  [ X ]      NO  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   AS OF MARCH 31, 2004 THE REGISTRANT HAD 3,000,000 SHARES OF COMMON STOCK,
                    $0.001 PAR VALUE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (check one):

                       YES  [   ]      NO  [ X ]

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004


                                      INDEX


Part I.  Financial Information:

         Item 1. - Balance Sheets -
                   March 31, 2004 (unaudited) and December 31, 2003............3

                 - Statements of Operations (unaudited) -
                   Three Months Ended March 31, 2004 and 2003
                   and Cumulative from Inception (May 22, 2002)
                   to March 31, 2004...........................................4

                 - Statements of Cash Flows (unaudited) -
                   Three Months March 31, 2004 and 2003
                   and Cumulative from Inception (May 22, 2002)
                   to March 31, 2004...........................................5

                 - Notes to Financial Statements...............................6

         Item 2. - Management's Discussion and Analysis or
                   Plan of Operation...........................................7

         Item 3. - Controls and Procedures.....................................8


Part II. Other Information:

         Item 1. - Legal Proceedings...........................................8

         Item 2. - Changes in Securities.......................................8

         Item 3. - Defaults Upon Senior Securities.............................8

         Item 4. - Submission of Matters to a Vote of Security Holders.........8

         Item 5. - Other Information...........................................8

         Item 6. - Exhibits and Reports on Form 8-K............................9

Signature.....................................................................10

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                     MARCH 31,     DECEMBER 31,
                                                       2004            2003
                                                    (UNAUDITED)
                                                         $               $

                                     ASSETS

CURRENT ASSETS

Cash                                                     81,546          87,249
Prepaid expense                                               -              52
                                                   ------------    ------------
                                                         81,546          87,301
                                                   ============    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts payable                                          5,481           4,980
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (Note 3)

Common stock, $0.001 par value
     Authorized - 50,000,000 shares
     Issued and outstanding - 3,000,000 shares
     (2003 - 3,000,000 shares)                            3,000           3,000
Additional paid-in capital                              100,991         100,991
(Deficit) accumulated during the development stage      (27,926         (21,670)
                                                   ------------    ------------
                                                         76,065          82,321
                                                   ------------    ------------
                                                         81,546          87,301
                                                   ============    ============




              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    CUMULATIVE
                                                   THREE MONTHS    THREE MONTHS   FROM INCEPTION
                                                       ENDED           ENDED      (MAY 22, 2002)
                                                     MARCH 31,       MARCH 31,     TO MARCH 31,
                                                       2004            2003            2004
                                                         $               $               $

REVENUE

Consulting fees - related                                     -           2,000           2,000
Consulting fees - other                                       -               -           5,130
                                                   ------------    ------------    ------------
                                                              -           2,000           7,130
                                                   ------------    ------------    ------------
OPERATING EXPENSES

General and administrative expenses                       4,386              27          25,986
Consulting and administrative expenses - related          1,870           1,000           9,070
                                                   ------------    ------------    ------------
                                                          6,256           1,027          35,056
                                                   ------------    ------------    ------------
NET (LOSS) INCOME FOR THE PERIOD                         (6,256)            973         (27,926)
                                                   ============    ============    ============

NET (LOSS) INCOME PER COMMON SHARE
     - BASIC AND DILUTED                                 $(0.00)          $0.00          $(0.01)
                                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                              3,000,000       1,000,000       1,892,038
                                                   ============    ============    ============





              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    CUMULATIVE
                                                   THREE MONTHS    THREE MONTHS   FROM INCEPTION
                                                       ENDED           ENDED      (MAY 22, 2002)
                                                     MARCH 31,       MARCH 31,     TO MARCH 31,
                                                       2004            2003            2004
                                                         $               $               $

CASH FLOWS FROM
     OPERATING ACTIVITIES

Net (loss) income for the period                         (6,256)            973         (27,926)
Item not involving cash
     Services contributed                                     -           1,000           3,500
Changes in assets and liabilities
     Increase in accounts receivable                          -          (2,000)              -
     Decrease in prepaid expense                             52               -               -
     Increase (decrease) in accounts payable                501            (800)          3,481
                                                   ------------    ------------    ------------
Net cash provided (used) by operating activities         (5,703)           (827)        (20,945)
                                                   ------------    ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES                           -               -               -
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                            -               -         105,000
Offering costs                                                -               -          (2,509)
                                                   ------------    ------------    ------------
Net cash provided by financing activities                     -               -         102,491
                                                   ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                          (5,703)           (827)         81,546

CASH - BEGINNING OF PERIOD                               87,249           1,504               -
                                                   ------------    ------------    ------------
CASH - END OF PERIOD                                     81,546             677          81,546
                                                   ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                   -               -               -
                                                   ============    ============    ============
     Cash paid for income taxes                               -               -               -
                                                   ============    ============    ============





              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)



1.     NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

       Medina International Corp. (the "Company") was incorporated on May 22, 2002, under the laws of the State of Nevada. The Company is an oil and gas consulting company in Canada and the United States and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of March 31, 2004, the Company has not realized any significant revenues from its planned operations. The Company's principal activities have consisted of raising capital through the sale of its securities.

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operation costs and to allow it to continue as a going concern. It is the intent of the Company to generate professional fees, identify potential business acquisitions or to negotiate acquisitions or participation agreements, possibly in the mineral resource and/or petroleum and natural gas resource sectors.

       The Company's fiscal year end is December 31.


2.     SIGNIFICANT ACCOUNTING POLICIES

       The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

       The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes, as of December 31, 2003, included in the Company's Form 10-SB filed April 22, 2004.


3.     RELATED PARTY TRANSACTIONS

       During the three month period ended March 31, 2004, the Company incurred $1,870 (2003 - $nil) for accounting and administrative services provided by a company owned by a director of the Company.

       During the three month period ended March 31, 2003, the President of the Company provided consulting services to the Company for no consideration. The Company estimated the fair value of these services to be $1,000. Accordingly, the Company has recorded a charge to operations and a credit to additional paid in capital for the services.

                           MEDINA INTERNATIONAL CORP.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Medina International Corp. was incorporated in the State of Nevada on May 22, 2002, and provides consulting services to oil and gas companies in Canada and the United States. We are still in the development stage and have generated only $7,130 in revenues to date. We do not have significant cash or other material assets nor do we have an established source of revenues. Our ability to continue as a going concern is dependent upon our success in obtaining capital through the sale of common stock or other securities, generation of revenues and ultimately achieving profitable operations. From inception to March 31, 2004, we had an accumulated deficit of $27,926.

DESCRIPTION OF BUSINESS

We offer and provide professional consulting services for the technical and economic evaluation and prospect generation of petroleum and natural gas resources worldwide. Since our directors combined have over 57 years of experience in their respective fields, we expect to be able to complete all consulting jobs ourselves until such time as demand for consulting work is sufficient to hire outside consultants.

Our primary business operations consist of:

1. Conducting due diligence service for clients on petroleum and natural gas projects, to include determination of ownership of rights and land by searching government records such as the Bureau of Land Management, U.S. Geological Survey records, etc.

2. Identifying potential petroleum and natural gas projects available for acquisition by clients using Internet web searches, public records searches, review of industry journal classified ads, etc.; and

3. Providing professional services to petroleum and natural gas clients primarily in the technical areas of geology, geophysics and petroleum engineering. These services will include seismic acquisition, planning and interpretation, including 3-D modeling, geochemistry, field mapping, core logging, drilling prospect reviews, quantitative log analysis and basin and structural analysis. In addition, we will also perform reserve estimation and audits, reservoir management, evaluate, design and implement field production management and enhancement programs to maximize the economic return, as well as other related professional consulting services requested by our clients.

OPERATIONS AND LIQUIDITY

During the three months period ended March 31, 2004, we incurred a loss of $6,256, compared to net income of $973 for the comparable period in 2003. We generated $2,000 consulting fee in 2003. No revenue was generated in 2004. During 2004, we incurred $6,256 of operating expenses, comprising primarily of $2,500 for audit, $625 for our transfer agent, $1,000 for web design and $1,870 for accounting and administrative services provided by Chase Management Ltd. a private corporation owned by Mr. Nick DeMare, one of our directors. In 2003, we incurred $27 for bank charges and a $1,000 non-cash charge for professional services contributed by Mr. Bradley Colby, our President, and CEO.

We expect our current cash in the bank of $81,546 at March 31, 2004, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently have no contracts or written agreements to provide any further services to any party. We do not intend to purchase any significant property or equipment, nor hire any employees during the next 12 months.

                           MEDINA INTERNATIONAL CORP.


Cash provided by financing activities since inception was $105,000, $100,000 of which were the total proceeds raised in a private offering conducted in the State of Nevada under an exemption provided by Rule 504 of Regulation D of the Securities Act of 1933 and $5,000 of which were the total proceeds raised from the private sale of stock to the officers and directors.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


ITEM 3.       CONTROLS AND PROCEDURES

As required by SEC rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Bradley Colby our principal executive officer and Mr. Nick DeMare our principal financial officer. Based on this evaluation, Messrs. Colby and DeMare have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that its files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II.                          OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              Thereare no material legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any legal proceedings contemplated.


ITEM 2.       CHANGES OF SECURITIES

              None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                           MEDINA INTERNATIONAL CORP.


ITEM 5.       OTHER INFORMATION

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

              REGULATION
              S-B NUMBER        EXHIBIT

                  3.1      Articles of Incorporation, as amended (1)

                  3.2      Bylaws (1)

                 31.1 Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

                 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (1) Incorporated by reference to the exhibits to the Company's Form 10-SB filed November 21, 2003, file number 000-50482.


        (b)   Reports on Form 8-K:  NONE.

                           MEDINA INTERNATIONAL CORP.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               MEDINA INTERNATIONAL CORP.


Date:    May 12, 2004                          By:   /s/  Bradley Colby
                                                     ---------------------------
                                                     Bradley Colby
                                                     President, CEO and Director


Date:    May 12, 2004                          By:   /s/  Nick DeMare
                                                     ---------------------------
                                                     Nick DeMare
                                                     Treasurer, CFO and Director