Form 10QSB
period 2004-06-30
MEDINA INTERNATIONAL CORP
filed 2004-08-09
CIK 1228386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 2004

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

    AS OF JUNE 30, 2004 THE REGISTRANT HAD 3,000,000 SHARES OF COMMON STOCK,
                   $0.001 PAR VALUE, ISSUED AND OUTSTANDING.


Transitional Small Business Disclosure Format (check one):

                      YES  [   ]      NO  [ X ]

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004


                                      INDEX


Part I.  Financial Information:

         Item 1. - Balance Sheets -
                   June 30, 2004 (unaudited) and December 31, 2003.............3

                 - Statements of  Operations  (unaudited) -
                   Three Months Ended June 30, 2004 and 2003,
                   Six Months Ended June 30, 2004 and 2003 and
                   Cumulative from Inception (May 22, 2002)
                   to June 30, 2004............................................4

                 - Statements of Cash Flows (unaudited) -
                   Six Months June 30, 2004 and 2003 and
                   Cumulative from Inception (May 22, 2002)
                   to June 30, 2004............................................5

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

         Item 4. - Submission of Matters to a Vote of Security Holders.........8

         Item 5. - Other Information...........................................8

         Item 6. - Exhibits and Reports on Form 8-K............................9

Signature.....................................................................10

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                     JUNE 30,      DECEMBER 31,
                                                       2004            2003
                                                    (UNAUDITED)
                                                        $                $

                                     ASSETS


CURRENT ASSETS

Cash                                                     68,117          87,249
Prepaid expense                                             277              52
                                                   ------------    ------------
                                                         68,394          87,301
                                                   ============    ============



                       LIABILITIES & STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

Accounts payable                                          1,600           4,980
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (Note 3)

Common stock, $0.001 par value
     Authorized - 50,000,000 shares
     Issued and outstanding - 3,000,000 shares
     (2003 - 3,000,000 shares)                            3,000           3,000
Additional paid-in capital                              100,991         100,991
(Deficit) accumulated during the development stage      (37,197)        (21,670)
                                                   ------------    ------------
                                                         66,794          82,321
                                                   ------------    ------------
                                                         68,394          87,301
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                                                     INCEPTION
                                                                                                  (MAY 22, 2002)
                                    THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30           TO
                                   ----------------------------    ----------------------------       JUNE 30,
                                       2004            2003            2004            2003            2004
                                        $               $               $               $               $

REVENUE

Consulting fees - related                     -               -               -           2,000           2,000
Consulting fees - other                       -           5,130               -           5,130           5,130
                                   ------------    ------------    ------------    ------------    ------------
                                              -           5,130               -           7,130           7,130
                                   ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES

General and administrative expenses       8,021           3,415          12,407           3,442          30,507
Consulting and administrative
    expenses - related                    1,250           2,500           3,120           3,500          13,820
                                   ------------    ------------    ------------    ------------    ------------
                                          9,271           5,915          15,527           6,942          44,327
                                   ------------    ------------    ------------    ------------    ------------
NET (LOSS) INCOME FOR THE
    PERIOD                               (9,271)           (785)        (15,527)            188         (37,197)
                                   ============    ============    ============    ============    ============


NET (LOSS) INCOME PER
    COMMON SHARE
       - BASIC AND DILUTED               $(0.00)          $0.00          $(0.01)          $0.00          $(0.02)
                                   ============    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
       OUTSTANDING
         - BASIC AND DILUTED          3,000,000       2,630,000       3,000,000       1,304,190       2,024,181
                                   ============    ============    ============    ============    ============




              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                    CUMULATIVE
                                                                                  FROM INCEPTION
                                                     SIX MONTHS ENDED JUNE 30     (MAY 22, 2002)
                                                   ----------------------------    TO JUNE 30,
                                                       2004            2003            2004
                                                         $               $               $

CASH FLOWS FROM
     OPERATING ACTIVITIES

Net (loss) income for the period                        (15,527)            188         (37,197)
Item not involving cash
     Services contributed                                     -           3,500           3,500
Changes in assets and liabilities
     Increase in prepaid expense                           (225)           (450)           (277)
     Increase (decrease) in accounts payable             (3,380)          1,400           1,600
                                                   ------------    ------------    ------------
Net cash provided (used) by operating activities        (19,132)          4,638         (32,374)
                                                   ------------    ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES                           -               -               -
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                            -          100,000        105,000
Offering costs                                                -           (1,509)        (4,509)
                                                   ------------    -------------   ------------
Net cash provided by financing activities                     -           98,491        100,491
                                                   ------------    -------------   ------------

NET (DECREASE) INCREASE IN CASH                         (19,132)         103,129         68,117

CASH - BEGINNING OF PERIOD                               87,249            1,504              -
                                                   ------------    -------------   ------------
CASH - END OF PERIOD                                     68,117          104,633         68,117
                                                   ============    =============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                   -               -               -
                                                   ============    ============    ============
     Cash paid for income taxes                               -               -               -
                                                   ============    ============    ============






              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)



1.     NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

       Medina International Corp. (the "Company") was incorporated on May 22, 2002, under the laws of the State of Nevada. The Company is an oil and gas consulting company in Canada and the United States and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of June 30, 2004, the Company has not realized any significant revenues from its planned operations. The Company's principal activities have consisted of raising capital through the sale of its securities.

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


3.     RELATED PARTY TRANSACTIONS

       During the six month period ended June 30, 2004, the Company incurred $3,120 (2003 - $1,500) for accounting and administrative services provided by a company owned by a director of the Company.

       During the six month period ended June 30, 2003, the President of the Company provided consulting services to the Company for no consideration. The Company estimated the fair value of these services to be $3,500. Accordingly, the Company has recorded a charge to operations and a credit to additional paid in capital for the services.

                           MEDINA INTERNATIONAL CORP.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Medina International Corp. was incorporated in the State of Nevada on May 22, 2002, and provides consulting services to oil and gas companies in Canada and the United States. We are still in the development stage and have generated only $7,130 in revenues to date. We do not have significant cash or other material assets nor do we have an established source of revenues. Our ability to continue as a going concern is dependent upon our success in obtaining capital through the sale of common stock or other securities, generation of revenues and ultimately achieving profitable operations. From inception to June 30, 2004, we had an accumulated deficit of $37,197.

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

OPERATIONS AND LIQUIDITY

During the six months period ended June 30, 2004, we incurred a loss of $15,527, compared to net income of $188 for the comparable period in 2003. We generated $7,130 in consulting fee revenue in 2003. No revenue was generated in 2004. During 2004, we incurred $15,527 of operating expenses, comprising primarily of $6,248 for audit and ongoing reviews by our independent auditor, $775 for our transfer agent, $1,000 for web design and $3,120 for accounting and administrative services provided by Chase Management Ltd. a private corporation owned by Mr. Nick DeMare, one of our directors. In 2003, we incurred $6,942 of operating expenses, comprising primarily of $1,500 for audit and a $3,500 non-cash charge for professional services contributed by Mr. Bradley Colby, our President and CEO, and Mr. DeMare.

We  expect  our  current  cash in the bank of  $68,177  at June 30,  2004,  plus
revenues  we  expect  to  derive  from  business   operations  to  satisfy  cash
requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently have no contracts or written agreements to provide any further services to any party. We do not intend to purchase any significant property or equipment, nor hire any employees during the next 12 months.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


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


PART II.                          OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party nor to the best of the knowledge of management, are any legal proceedings contemplated.


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



                                               MEDINA INTERNATIONAL CORP.


Date:    August 6, 2004                        By:   /s/  Bradley Colby
                                                     ---------------------------
                                                     Bradley Colby
                                                     President, CEO and Director


Date:    August 6, 2004                        By:   /s/  Nick DeMare
                                                     ---------------------------
                                                     Nick DeMare
                                                     Treasurer, CFO and Director