Form 10QSB
period 2004-09-30
MEDINA INTERNATIONAL CORP
filed 2004-11-12
CIK 1228386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   SEPTEMBER 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF SEPTEMBER 30, 2004 THE REGISTRANT HAD 3,000,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (check one):    YES [   ] NO [ X ]

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                      INDEX


Part I.  Financial Information:

         Item 1.  -  Balance Sheets -
                     September 30, 2004 (unaudited) and December 31, 2003......3

                  -  Statements of Operations (unaudited) - Three Months
                     Ended September 30, 2004 and 2003, Nine Months Ended September 30, 2004 and 2003 and Cumulative from
                     Inception (May 22, 2002) to September 30, 2004............4

                  -  Statements of Cash Flows (unaudited) -
                     Nine Months September 30, 2004 and 2003 and
                     Cumulative from Inception (May 22, 2002)
                     to September 30, 2004.....................................5

                  -  Notes to Financial Statements.............................6

         Item 2.  -  Management's Discussion and Analysis
                     or Plan of Operation......................................7

         Item 3.  -  Controls and Procedures...................................8


Part II. Other Information:

         Item 1.  -  Legal Proceedings.........................................8

         Item 2.  -  Changes in Securities.....................................8

         Item 3.  -  Defaults Upon Senior Securities...........................8

         Item 4.  -  Submission of Matters to a Vote of Security Holders.......8

         Item 5.  -  Other Information.........................................8

         Item 6.  -  Exhibits and Reports on Form 8-K..........................9


Signature.....................................................................10

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS





                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2004            2003
                                                   (UNAUDITED)
                                                        $               $
                                     ASSETS

CURRENT ASSETS

Cash                                                     64,423          87,249
Prepaid expense                                             127              52
                                                   ------------    ------------
                                                         64,550          87,301
                                                   ============    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                            400           4,980
                                                   ------------    ------------
STOCKHOLDERS' EQUITY (Note 3)

Common stock, $0.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 3,000,000 shares
         (2003 - 3,000,000 shares)                        3,000           3,000
Additional paid-in capital                              100,991         100,991
(Deficit) accumulated during the development stage      (39,841)        (21,670)
                                                   ------------    ------------
                                                         64,150          82,321
                                                   ------------    ------------
                                                         64,550          87,301
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                            CUMULATIVE
                                                                                                               FROM
                                                                                                            INCEPTION
                                                THREE MONTHS ENDED               NINE MONTHS ENDED         (MAY 22,2002)
                                                   SEPTEMBER 30                    SEPTEMBER 30                 TO
                                           ----------------------------    ----------------------------    SEPTEMBER 30,
                                               2004            2003            2004            2003            2004
                                                 $               $               $               $               $

REVENUE

Consulting fees - related                             -               -               -           2,000           2,000
Consulting fees - other                               -               -               -           5,130           5,130
                                           ------------    ------------    ------------    ------------    ------------
                                                      -               -               -           7,130           7,130
                                           ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES

General and administrative expenses                 994           7,517          13,401          10,959          31,501
Consulting and administrative
    expenses - related                            1,650           2,000           4,770           5,500          15,470
                                           ------------    ------------    ------------    ------------    ------------
                                                  2,644           9,517          18,171          16,459          46,971
                                           ------------    ------------    ------------    ------------    ------------
NET (LOSS) INCOME
    FOR THE PERIOD                               (2,644)         (9,517)        (18,171)         (9,329)        (39,841)
                                           ============    ============    ============    ============    ============


NET (LOSS) INCOME PER
    COMMON SHARE
    - BASIC AND DILUTED                          $(0.00)         $(0.00)         $(0.01)         $(0.01)         $(0.02)
                                           ============    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING
    - BASIC AND DILUTED                       3,000,000       3,000,000       3,000,000       1,871,562       2,129,181
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                    CUMULATIVE
                                                                                  FROM INCEPTION
                                                        NINE MONTHS ENDED         (MAY 22, 2002)
                                                           SEPTEMBER 30                 TO
                                                   ----------------------------    SEPTEMBER 30,
                                                       2004            2003            2004
                                                         $               $               $

CASH FLOWS FROM
     OPERATING ACTIVITIES

Net (loss) income for the period                        (18,171)         (9,329)        (39,841)
Item not involving cash
     Services contributed                                     -           3,500           3,500
Changes in assets and liabilities
     Increase in prepaid expense                            (75)           (202)           (127)
     Increase (decrease) in accounts payable             (4,580)          2,400             400
                                                   ------------    ------------    ------------
Net cash provided (used) by operating activities        (22,826)         (3,631)        (36,068)
                                                   ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES                           -               -               -
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                            -         100,000         105,000
Offering costs                                                -          (1,509)         (4,509)
                                                   ------------    ------------    ------------
Net cash provided by financing activities                     -          98,491         100,491
                                                   ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                         (22,826)         94,860          64,423

CASH - BEGINNING OF PERIOD                               87,249           1,504               -
                                                   ------------    ------------    ------------
CASH - END OF PERIOD                                     64,423          96,364          64,423
                                                   ============    ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                   -               -               -
                                                   ============    ============    ============
     Cash paid for income taxes                               -               -               -
                                                   ============    ============    ============






              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)



1.     NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

       Medina International Corp. (the "Company") was incorporated on May 22, 2002, under the laws of the State of Nevada. The Company is an oil and gas consulting company in Canada and the United States and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of September 30, 2004, the Company has not realized any significant revenues from its planned operations. The Company's principal activities have consisted of raising capital through the sale of its securities.

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


3.     RELATED PARTY TRANSACTIONS

       During the nine month period ended September 30, 2004, the Company incurred $4,770 (2003 - $5,500) for accounting and administrative services provided by a company owned by a director of the Company.

       During the nine month period ended September 30, 2003, a director of the Company and the President of the Company provided consulting services to the Company for no consideration. The Company estimated the fair value of these services to be $3,500. Accordingly, the Company has recorded a charge to operations and a credit to additional paid in capital for the services.

                           MEDINA INTERNATIONAL CORP.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Medina International Corp. was incorporated in the State of Nevada on May 22, 2002, and provides consulting services to oil and gas companies in Canada and the United States. We are still in the development stage and have generated only $7,130 in revenues to date. We do not have significant cash or other material assets nor do we have an established source of revenues. Our ability to continue as a going concern is dependent upon our success in obtaining capital through the sale of common stock or other securities, generation of revenues and ultimately achieving profitable operations. From inception to September 30, 2004, we had an accumulated deficit of $39,841.

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

OPERATIONS AND LIQUIDITY

During the nine months period ended September 30, 2004, we incurred a loss of $18,171, compared to a net loss of $9,329 for the comparable period in 2003. We generated $7,130 in consulting fee revenue in 2003. No revenue was generated in 2004. During 2004, we incurred $18,171 of operating expenses, comprising primarily of $6,570 for audit and ongoing reviews by our independent auditor, $925 for our transfer agent, $1,000 for web design, $3,775 for corporate filings and $4,770 for accounting and administrative services provided by Chase Management Ltd. a private corporation owned by Mr. Nick DeMare, one of our directors. In 2003, we incurred $16,459 of operating expenses, comprising primarily of $3,600 for audit, $2,346 for legal, $2,000 for accounting and administrative services and a $3,500 non-cash charge for professional services contributed by Mr. Bradley Colby, our President and CEO, and Mr. DeMare.

We expect our current cash in the bank of $64,423 at September 30, 2004, to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently have no contracts or written agreements to provide any further services to any party. We do not intend to purchase any significant property or equipment, nor hire any employees during the next 12 months.

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



                                                     MEDINA INTERNATIONAL CORP.


Date:    November 12, 2004                           By:   /s/  Bradley Colby
                                                     ---------------------------
                                                     Bradley Colby
                                                     President, CEO and Director


Date:    November 12, 2004                           By:   /s/  Nick DeMare
                                                     ---------------------------
                                                     Nick DeMare
                                                     Treasurer, CFO and Director