Form 10KSB
period 2004-12-31
MEDINA INTERNATIONAL CORP
filed 2005-03-30
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                   FORM 10-KSB


[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended:  DECEMBER 31, 2004

[ ] Transition Report Under Section 13 or 15 (D) of the Securities Exchange Act of 1934

         For the transition period from ___________ to ____________


                        Commission file number: 000-50482
                                                ---------

                           MEDINA INTERNATIONAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            NEVADA                                       98-0377767
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 #1305 - 1090 WEST GEORGIA STREET, VANCOUVER, BRITISH COLUMBIA, CANADA, V6E 3V7
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Issuer's telephone number: (604) 685-9316
                          -----------------

Securities registered under Section 12(b) of the Exchange Act: NONE
                                                               ----
Securities registered under Section 12(g) of the Exchange Act:

                  COMMON STOCK WITH $0.001 PAR VALUE PER SHARE
                  --------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:    $ NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days:    $ NIL

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             3,000,000 SHARES OF COMMON STOCK, AS OF MARCH 23, 2005

Documents incorporated by reference:   NONE

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]


                           MEDINA INTERNATIONAL CORP.
                          ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE

PART I.........................................................................3
    Item 1.   Description of Business..........................................5
    Item 2.   Description of Property..........................................9
    Item 3.   Legal Proceedings................................................9
    Item 4.   Submission of Matters to a Vote of Security Holders..............9

PART II........................................................................9
    Item 5.   Market for Common Equity and Related Stockholder Matters.........9
    Item 6.   Management's Discussion and Analysis or Plan of Operation........9
    Item 7.   Financial Statements............................................12
    Item 8.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................13
    Item 8A.  Controls and Procedures.........................................13

PART III......................................................................13
    Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons, Compliance With Section 16(a) of The Exchange Act...13
    Item 10.  Executive Compensation..........................................16
    Item 11.  Security Ownership of Certain Beneficial Owners and Management..17
    Item 12.  Certain Relationships and Related Transaction...................18
    Item 13.  Exhibits........................................................18
    Item 14.  Principal Accountant Fees and Services..........................19

SIGNATURES....................................................................20

                                     PART I

This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although our management believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause our actual results to differ materially from our expectations include, by way of example but not in limitation, assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil and natural gas, the price of oil and natural gas, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions (either internationally or nationally or in the jurisdictions in which we are doing business), legislative or regulatory changes (including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations), the securities or capital markets and other factors disclosed under "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 2. Description of Property" and elsewhere in this annual report. All subsequent written and oral forward-looking statements attributable to our company, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We do not intend to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 1.           DESCRIPTION OF BUSINESS

SUMMARY

Our company was incorporated in the State of Nevada on May 22, 2002. We provide consulting services to oil and gas companies in Canada and the United States. We are still in the development stage and have generated only $7,130 in revenues to date. We do not have significant cash or other material assets nor do we have an established source of revenues. Our ability to continue as a going concern is dependent upon our success in obtaining capital through the sale of common stock or other securities, generation of revenues and ultimately achieving profitable operations. From inception to December 31, 2004, we had an accumulated deficit of $43,167.

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

We provide consulting services to the following type of clients:

1. Corporate and institutional non-operating petroleum and natural gas investors who do not have the in-house technical expertise to fully evaluate a project. We will assist the investor in evaluating the merits of a project before the investor commits to fund a project through direct investment or the acquisition of shares in the corporate target.

2. Petroleum and natural gas companies who do not have the in-house technical expertise to evaluate or generate prospects in a part of the world the company has decided to seek or obtain projects in.

Our typical clients may include petroleum and natural gas companies, oil service companies, utilities and manufacturing companies with petroleum and/or natural gas interests, institutional and individual investors, banks, independent power developers, drilling and producing property income funds and various agencies within domestic and foreign governments.

The consulting services we offer include the following:

Geology & Geophysics:

          -    Drilling prospect review and analysis.
          - Evaluation and design of exploration, production and infill drilling and field appraisal programs.
          -    Seismic interpretation, including 3-D workstation modeling.
          -    Regional and local geological studies.

Petroleum Engineering:

          -    Reserve estimation and audits.
          -    Reservoir management.
          - Design and implementation of production management systems to maximize the economic return from petroleum investments.
          -    Oilfield operations oversight.
          -    Service company operations.

Economics and Commercial:

          - Determination of fair market values of current assets, from direct investments in individual projects to entire companies or subsidiaries.
          -    Prospect and project financial modeling.
          -    Development  of  new  business  plans,   including   analysis  of
               re-allocation of invested capital to higher yielding projects.
          -    Management of nonoperated  direct  mineral  interests to maximize financial return to investors.
          -    Business operation audits.
          - Recommendation to improve corporate operating efficiency, profitability and growth.

Corporate Finance:

          - Conduct due diligence research and assessment of potential joint partners or investment targets, encompassing industry reputation, prior track record, technical capabilities, financial condition and litigation background.
          -    Fair market valuations and fairness opinions.
          - Structure and negotiate the acquisition or sale of assets, from individual producing properties to entire companies.
          - Advise and assist clients in maximizing the value received from asset divestitures, inclusive of establishing data rooms and preparation of marketing brochures.
          - Prepare documentation and corporate profiles to introduce clients to new capital sources and joint venture funding.

Contract Issues:

We are seeking to retain, on an as-needed basis, consultants with both domestic and international petroleum contract experience to evaluate and design various mineral resource contracts, including:

          -    Mineral leases.
          -    Joint venture agreements.
          -    Joint operating agreements.
          -    Division orders.
          -    Oil & gas sales and transportation agreements.
          -    International concession and production sharing agreements.

Currently, the following services can be offered and performed by the following officers, directors and/or unrelated third parties:

Financial Services:

     Economics & Commercial                  Brad Colby, Nick DeMare, Harvey Lim
     Corporate Finance                       Nick DeMare, Harvey Lim
     Contract Revision                       Brad Colby, Nick DeMare

Engineering Services:

     Geology and Geophysics                  Brad Colby
     Drilling prospect review & analysis     Brad Colby
     Evaluation & design of exploration,
        production and infill drilling
        and field appraisal programs         Brad Colby

Petroleum Engineering Services:

     Oilfield operations oversight           Brad Colby
     Service company operations              Brad Colby

Geology & Geophysics Services:

     Seismic interpretation, including
        3-D workstation modeling             R. Marc Bustin, Professor
     Regional and local geological studies   R. Marc Bustin, Professor

Petroleum Engineering Services:

     Reserve estimation and audits           R. Marc Bustin, Professor
     Reservoir management                    Craig Phelps
     Design and implementation of
        production management systems to
        maximize the economic return from
        petroleum investments                Malkawiez,Hueni & Associates

CONSULTANTS

Our strength, as technical consultants, is the ability of our management to assess the economic and commercial aspects of direct investments and ventures and to provide recommendations and execution/implementation strategies designed to maximize the economical return associated with established or prospective projects for our clients. In order to achieve that goal, we will need to retain a strong database of highly experienced consultants. We have not yet retained any consultants, however, we have verbal agreements with several consultants and consulting companies with consultants for hire to fill any consulting support we may need on an as-needed basis. Some of those companies are: Nalkaweig, Hueni &

Associates, Craig Phelps, Splitrock Energy, Magus Engineering, Fox Consulting, Hunt Wallace & Associates and PNP Petroleum. We have also discussed getting referrals of graduate students from Dr. Marc Bustin, a Professor of Petroleum and Coal Geology in the Department of Earth and Ocean Sciences at the University of British Columbia. We do not currently have a Consulting Agreement, but intend to work with our legal counsel over the next several months to design such an agreement. Until our business operations expand, we don't anticipate retaining any outside consultants, as our officers and directors are capable of performing most, if not all, of the services we offer. All services to date have been performed by our officers and directors. Our directors combined have over 57 years of experience in their respective fields and have established many personal contacts and friendships all over the world. As a result, we don't anticipate having any problem filling our consulting database with the experts we will need to perform the services we offer.

During the next twelve months, we will be trying to locate worldwide consultants experienced in the following areas of expertise to form a database from which we could draw on an as-needed basis to provide consulting services to our clients:

         -     Geology
         -     Geophysics
         -     Reservoir Engineering
         -     Drilling
         -     Legal for Mining, Oil and Gas Industry
         -     Contract Negotiation for Mining, Oil and Gas Industry
         -     Accounting for Mining, Oil and Gas Industry
         -     Finance for Mining, Oil and Gas Industry

The members we choose for our consulting "pool" will have obtained their training by working for petroleum and natural gas companies and will have extensive experience in the mining, oil and gas industries.

In many cases, they will have worked in different regions of the world, thereby enabling them to quickly evaluate a project based upon previous experience. We will also seek to retain consultants who have their own equipment to avoid the expense of leasing equipment necessary to perform some of our offered consulting services.

We will be seeking consultants who are widely distributed geographically, giving us active representation in the various major centers of the petroleum and natural gas business worldwide.

The primary locations that we will concentrate on initially establishing our services and consultants are the United States and Canada. Once we have established consultants in these countries and as funds become available, we intend to expand into the United Kingdom and South America, followed by Africa.

It is our vision to be a virtual company of widely-dispersed experts linked by the Internet. The skills necessary to evaluate or generate a project can be brought together quickly providing a team approach by utilizing the Internet when appropriate to evaluate and/or generate petroleum and natural gas projects. If we do not already have a technical expert in our database/consulting pool capable of performing a certain task, we anticipate we will be able to locate someone though one of our technical industry contacts or by referral from one of our consultants. We don't anticipate any problems filling our consulting database with the experts we will need to perform the services we offer.

We anticipate beginning solicitation and recruitment of consultants once our business increases to a level that we can start giving work to outside consultants or until we receive a consulting job that our officers and directors cannot perform or if a conflict arises with the schedules of our officers and directors that will not allow any of them to handle the job. Until that time, our officers and directors intend to perform all consulting services.

SALES AND REVENUE DISTRIBUTION

Our revenues are earned by charging consulting fees for services rendered. We bill out our consultants at $200 per hour for the following services:

         -     review and analysis of existing prospects;
         -     seismic evaluation and interpretation; and
         -     regional and local geological studies.

If new projects/prospects are generated for a client, a fee of $200 per hour will be billed, along with obtaining a contract for a gross overriding royalty on 100% of production on the property of between 2% and 5%, which will be negotiated on a project-by-project basis. By obtaining an overriding royalty, we will be able to participate in any profits associated with oil and natural gas prospects that prove up reserves.

Services provided relating to petroleum engineering, economics and commercial contracts will be billed at $200 per hour.

When we provide market valuations and fairness opinions the fee charged will be a set amount depending upon the value of the asset and the degree of complication associated with the valuation. With respect to structuring and negotiating the sale of assets, we will charge a set fee of 1% to 2% of the value of the asset. All other corporate finance consulting services will be charged out at $200 per hour.

To date, we have had limited business operations and have only generated a total of $7,130 in consulting fee revenue in 2003. No revenue was generated in 2004.

We currently do not have any customers and are working diligently on making contact, both in person and via telephone, with business associates, former business associates and acquaintances in the industry in an effort to attract customers and develop our business.

COMPETITION

Providing consulting services to the mining and petroleum industry is a highly competitive business. Some of our principal competitors are:

          - Sproule Associates Inc., a company founded in 1951 with offices in Calgary, Denver and Houston, which offers geological and petroleum engineering consulting services for both domestic and international oil and gas companies, financial organizations and government agencies.

          - IHS Energy, a worldwide consulting company headquartered in Englewood, Colorado, which provides decision-making support and services to exploration and production companies to include new venture assessment, asset management, portfolio management and petroleum data management. The company assists its clients with specific analysis of project economics, risk assessment and reserve estimation.

          - Malkewicz Hueni and Associates, located in Golden, Colorado, specializes in providing high end technical analysis for tough reservoir management problems and decision making, using integrated analysis of geophysics, petrophysics, geology, reservoir simulation and economic valuation and risk assessment.

In order to be competitive, we must have the ability to respond promptly and efficiently to the ever-changing marketplace. We must establish our name as a reliable and constant source for professional consulting services in the industry. Any significant increase in the number of our competitors or competitors with better, more efficient services could make it more difficult for us to gain market share or establish and generate revenues; however, we believe we can successfully compete in the market by providing timely, efficient, effective and reliable services to our clients. Since we are only starting our business operations, we do not yet have a ranking in the industry.

MARKETING PLAN

We intended to be fully operational by the end of the second quarter of 2004. As of March 15, 2005, we have not achieved full operational status. We are in the process of building our client and consultant base. We intend to attract some of our clients by referral from our business associates and co-workers; however, we also intend to advertise in industry journals and publications and attend industry trade shows during the next 12 months.

In   addition,   in  January   2004,   we   finished   building   our   website,
www.medina-international.com, which is now fully operational. We intend to continue improving the site to add new content over the next few months, hoping to attract new business and possibly consultants. We have recently discovered that another business is using a similar website, www.medinainternational.com; however, since they are a company that specializes in conducting third party audits for flight catering, we don't expect the similarity to affect our business. In the event we do find a conflict with the similarity, we may decide to change our domain name to a more distinctive and unique name.

PATENTS AND TRADEMARKS

We currently do not have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, as our services are consulting in nature and do not require any such proprietary protection.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS

Since we only provide consulting services, our business operations will not be subject to any government regulation. However, there are an increasing number of laws and regulations pertaining to the Internet being proposed. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, and quality of products and services. Moreover, it may take years to determine whether and how existing laws, such as those governing issues related to intellectual property ownership and infringement, privacy, libel, copyright, trademark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, regulation of medical devices and the regulation of the sale of other specified goods and services apply to the Internet and Internet advertising. We fully intend to comply with any new legislation or regulation which may apply to our business operations, however, any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on our business operations, results of operations and financial condition.

In addition, several federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to certain persons. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on our website. Legislation regulating online content could slow the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and e-commerce medium, which could have a material adverse effect on our ability to generate revenues. E-commerce is fairly new and rapidly changing and worldwide regulation relating to the Internet and e-commerce is still evolving. Currently, there are few laws or regulations directly applicable to e-commerce on the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet covering issues such as user privacy, pricing, taxation, content and quality of products and services. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease use of our website, or could otherwise have a material adverse effect on our business.

EMPLOYEES

As of March 15, 2005, we have no full-time or part-time employees. Three individuals who are our officers and directors, currently work on a part time or as needed basis and devote approximately 5 hours per month to the business of our Company. We intend to add administrative staff only if needed, as we expand our operations. Administrative and accounting services are provided by Chase Management Ltd., a private Canadian corporation owned by Nick DeMare, one of our directors and officers. In addition, Harvey Lim, one of our directors, is the Controller of Chase Management. Chase Management provides accounting, administration, secretarial and management services to a number of private and public companies. It has six full-time employees (not including Mr. DeMare) and charges its staff at rates comparable to those charged by other companies who provide similar services. We consider the rates charged by Chase Management to be at fair market value.

AVAILABLE INFORMATION

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, will file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. These reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

ITEM 2.           DESCRIPTION OF PROPERTY

We are currently using the office and business premises of one of our directors, Nick DeMare, at #1305 - 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7, on a rent-free basis. The business premises consist of a single office and administrative support. There is no written lease agreement or other written contract for the space use.


ITEM 3.           LEGAL PROCEEDINGS

Neither our company nor our property is a party to, or the subject of, any pending legal proceeding. We are not aware of any proceeding being contemplated by a governmental authority.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted in the pink sheets under the trading symbol "MNAI"; however, trading has not yet commenced. As a result, there is currently no active trading in our common stock and there is no assurance that an active trading market will ever develop. Accordingly, there is no current public market for our common shares. There are no outstanding options or warrants to purchase, or securities convertible into, any of our common equity.

At March 15, 2005, there were 3,000,000 of our outstanding common shares that could be sold pursuant to Rule 144 under the Securities Act of 1933. We have not agreed to register any of our securities for sale by security holders.

OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD

At March 15, 2005, there were three million (3,000,000) shares of our common stock issued and outstanding. These shares were held by forty (40) shareholders of record.

DIVIDENDS

We have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and any other factors that our board of directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

We do not currently have, nor have we since inception had, any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

From inception to December 31, 2004, we had expenses of $50,297, consisting of $37,477 that we spent on general and administration expenses with unrelated parties and $12,820 to related parties. These expenses included the cost of designing our website, telephone calls and postage, fees and travel expenses for attendance at trade shows and conferences, the preparation and filing of our initial offering documents in the State of Nevada, audit services and ongoing corporate administration and accounting. During that same period, we had revenues of $7,130, all of which were received during the year ended December 31, 2003. These revenues resulted from the performance of two consulting contracts that were performed by our officers and directors. We currently have no contracts or written agreements to provide any further services to any party. We had no revenues during the 12 month period ending December 31, 2004.

During the next twelve months, we intend to spend approximately $20,000 for ongoing corporate general and administrative expenses, and we anticipate that we will incur additional consulting expenses of $60,000. We also intend to maintain and use our website to attract and maintain consultants for our consulting pool. At December 31, 2004, we had cash in the bank of $63,503. We do not intend to purchase any significant property or equipment, hire any employees or engage in any research and development during the next 12 months. We hope to pay our anticipated expenses during the next 12 months from a combination of our cash in the bank and revenue from operations.

Since inception we have been pursuing our business plan and generated initial revenues of $7,130, during the fiscal year ended December 31, 2003. Activities during the fiscal year ended December 31, 2004 were not, due to our inability to attract customers, as successful and we failed to realize any revenues for the fiscal year. We are continuing in our efforts to generate revenues from operations for the next fiscal year but we also intend to initiate a search for and evaluation of additional business opportunities. To further this search we have retained, on a month to month basis, an unrelated third party business consultant, to identify, research and introduce us to potential additional business opportunities. We have agreed to pay the consultant a consulting fee in the amount of $5,000 per month. The consultant's mandate is not restricted to any specific business, industry or geographical location and we will consider any recommendations that may come forward. To date the consultant has not made any recommendation.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We have suffered losses from operations and require additional financing. We need to obtain additional capital through the sale of our common stock or other securities. Ultimately, we need to generate revenues and attain profitable operations.

SOME OF THE SIGNIFICANT RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A HIGH RISK, START-UP COMPANY AND, AS SUCH, THERE IS UNCERTAINTY REGARDING OUR FUTURE PROFITABILITY.

Since we have only been incorporated and in existence since May 2002, we are in our organizational and development stage and have not yet had any significant earnings. There is no guarantee that we will be successful in our business plans. We face all the risks inherent in a relatively new business and there can be no assurance that our activities will be successful and/or result in any substantial revenues.

IF WE ARE UNABLE TO GENERATE REVENUES OR OBTAIN ADDITIONAL FINANCING, WHICH COULD CAUSE FURTHER DILUTION TO OUR SHAREHOLDERS, OUR CURRENT BUSINESS PLAN COULD FAIL.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail.

OUR COMPANY IS IN THE DEVELOPMENT STAGE. THE FACT THAT WE HAVE ONLY GENERATED NOMINAL REVENUES SINCE OUR INCORPORATION RAISES SUBSTANTIAL DOUBT ABOUT OUR
ABILITY TO CONTINUE AS A GOING CONCERN, AS INDICATED IN OUR INDEPENDENT AUDITORS' OPINION GIVEN IN CONNECTION WITH OUR AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2004 AND IN THE NOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS ANNUAL REPORT ON FORM 10-KSB.

Our company is in the development stage. We have only generated nominal revenues since we were incorporated on May 22, 2002. We incurred a loss of $21,497, or $0.01 per share, for the year ended December 31, 2004 and we have an accumulated deficit of $43,167 from the date of our incorporation on May 22, 2002 through the period ending December 31, 2004. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our marketing efforts and our monthly overhead. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending December 31, 2004 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

THERE IS CURRENTLY NO PUBLIC TRADING MARKET FOR OUR COMMON STOCK. AS A RESULT, OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES AND COULD POTENTIALLY LOSE ALL OF THEIR INVESTMENT.

Our common stock is characterized as a penny stock and as such, the market liquidity for our common stock could be severely affected. In such event, the regulations on penny stocks could limit the ability of broker/dealers to sell our securities and, thus, the ability of purchasers of our Common Stock to sell their shares in the secondary market.

Our common stock is quoted in the "pink sheets" under the trading symbol "MNAI"; however, trading has not yet commenced. As a result, there is currently no active trading in our common stock and there is no assurance that an active trading market will ever develop. Accordingly, there is a very high risk that our current stockholders may not be able to be resell their securities at any time in the future.

Since our securities are not quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") and we do not have $3,000,000 in net tangible assets, trading in our common stock would be covered by Rule 15c2-6 promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share.

IF WE DO NOT SUCCESSFULLY ESTABLISH AND MAINTAIN OUR COMPANY AS A HIGHLY TRUSTED AND RESPECTED NAME IN THE INDUSTRY OR ARE UNABLE TO ATTRACT AND RETAIN CLIENTS, WE COULD SUSTAIN LOSS OF REVENUES, WHICH COULD RESULT IN THE FAILURE OF OUR CURRENT BUSINESS PLAN.

In order to attract and retain a client base and increase business, we must establish, maintain and strengthen our name and services we provide. In order to be successful in establishing our reputation, clients must perceive us as a trusted source for quality services. If we are unable to attract and retain clients with our current marketing plans, we may not be able to successfully establish our name and reputation, which could result in loss of revenues.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RELATED PARTY TRANSACTIONS

From inception to December 31, 2004, we incurred a total of $9,320 to Chase Management Ltd., a privately-held Canadian corporation that is owned by Nick DeMare, one of our officers and directors and a shareholder, for accounting and administrative services.

From inception to December 31, 2004, we received $2,000 for consulting services provided to North American Oil & Gas Inc., a publicly traded company of which Nick DeMare, one of our officers, directors and a shareholder, is an officer, director and minority shareholder.

From inception to December 31, 2004, Nick DeMare and Brad Colby, both of whom are officers, directors and shareholders of our company, have provided consulting services for no consideration. For accounting purposes, we have estimated and recorded the fair value of these services to be $3,500.

We currently use the office and business premises of one of our officers, directors and shareholders, Nick DeMare, at #1305 - 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7, on a rent-free basis, without a written agreement.

ITEM 7.           FINANCIAL STATEMENTS


                            MEDINA INTERNATIONAL INC.
                          FINANCIAL STATEMENTS FOR THE
                     YEARS ENDED DECEMBER 31, 2004, 2003 AND
               THE PERIOD OF INCEPTION (May 22, 2002) to DECEMBER
                                    31, 2002

                                Table of Contents

Report of Independent Registered Public Accounting Firm                      F-3

Financial Statements:

   Balance Sheet
        December 31, 2004                                                    F-4

   Statements of Operations
        Years Ended December 31, 2004 and 2003 and Cumulative Amounts
        from Inception (May 22, 2002) to December 31, 2004                   F-5

   Statement of Stockholders' Equity
        Period from Inception (May 22, 2002) to December 31, 2002, and
        Years Ended December 31, 2003 and 2004                               F-6

   Statements of Cash Flows
        Years Ended December 31, 2004 and 2003 and Cumulative Amounts
        from Inception (May 22, 2002) to December 31, 2004                   F-7

   Notes to Financial Statements                                     F-8 to F-12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.          CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our management, including Brad Colby, who is our principal executive officer, and Nick DeMare, who is our principal financial officer. Based on this evaluation, our management has concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information that we are required to in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


ITEM 8B.          OTHER INFORMATION

None.


                                    PART III


ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION  16(A) OF THE  EXCHANGE ACT

--------------------------------------------------------------------------------
NAME          AGE     POSITION
--------------------------------------------------------------------------------

Brad Colby     48     President ,CEO, Chairman and Director, since May 22, 2002

Nick DeMare    50     Secretary, Treasurer, CFO and Director, since May 22, 2002

Harvey Lim     46     Director since May 22, 2002
--------------------------------------------------------------------------------

BRAD COLBY (AGE 48), PRESIDENT, CEO, CHAIRMAN AND DIRECTOR

From March 2000 to October 2002, Mr. Colby was the President, CEO and a Director of Kern County Resources, Ltd. in Littleton, Colorado, a privately held oil and gas exploration and production company which he founded. From March 1998 to March 2000, Mr. Colby was President and a Director of Hilton Petroleum Ltd./Stanford Oil & Gas Ltd. in Vancouver, BC and Calgary, Alberta, Canada, a publicly traded junior oil and gas exploration and production company listed on the TSX Venture Exchange. Mr. Colby holds a Bachelor of Science Business Degree in Minerals Land Management from the University of Colorado, where he graduated in 1979, Cum Laude. Mr. Colby attended the Colorado School of Mines in Golden Colorado in Petroleum Engineering from 1975 to 1978. Mr. Colby currently devotes approximately 5 hours per week to our business, unless he is providing contract consulting services, at which time he could provide up to 20 hours per week.

Mr. Colby is not currently a director or officer of any other public reporting company.

NICK DEMARE (AGE 50), SECRETARY, TREASURER, CFO AND DIRECTOR

Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May, 1991, Mr. DeMare has been the President of Chase Management Ltd., a private Canadian company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase Management. Mr. DeMare currently devotes approximately 5 hours per week to our business, unless he is providing contract consulting services, at which time he could provide up to 20 hours per week. Mr. DeMare currently serves as an officer and director of the following other public reporting companies:

--------------------------------------------------------------------------------
NAMES OF REPORTING ISSUERS           POSITIONS HELD                    MARKET
--------------------------------------------------------------------------------

Aguila American Resources Ltd.       Director                           TSXV
Andean American Mining Corp.         Director & Secretary               TSXV
Baradero Resources Limited           Director, President & CEO      TSXV & OTCBB
Dial Thru International Inc.         Director                           OTCBB
GGL Diamond Corp.                    Director                           TSXV
Global Energy Inc.                   Director, President & CEO          OTCBB
Golden Peaks Resources Ltd.          Director                           TSXV
Goldmarca Limited                    Director                           TSXV
Gold Point Exploration Ltd.          Director & President               TSXV
Halo Resources Ltd.                  Director, Chairman             TSXV & OTCBB
Hilton Resources Ltd.                Director, President & CEO      TSXV & OTCBB
Kookaburra Resources Ltd.            Director                           TSXV
Lariat Resources Ltd.                Director & President               TSXV
Mawson Resources Limited             Director                           TSXV
Tinka Resources Limited              Director & Secretary               TSXV
Tumi Resources Limited               Director                       TSXV & OTCBB
--------------------------------------------------------------------------------

HARVEY LIM, (AGE 46), DIRECTOR

Mr. Lim holds a Bachelor of Commerce Degree from the University of British Columbia (1981) and obtained his Chartered Accountancy designation in 1984. Since 1988 Mr. Lim has been the Controller of Chase Management Ltd. in Vancouver, British Columbia, a private Canadian company which provides a broad range of administrative, management and financial services to private and public companies which engage in mineral exploration and development, gold and silver production, oil and gas exploration and production, and venture capital. Mr. Lim currently devotes approximately 5 hours per week to our business, unless he is providing contract consulting services, at which time he could provide up to 20 hours per week. Mr. Lim currently serves as a director and/of officer of the following public companies:

--------------------------------------------------------------------------------
NAMES OF REPORTING ISSUERS           POSITIONS HELD                    MARKET
--------------------------------------------------------------------------------

Baradero Resources Limited           Director                       TSXV & OTCBB
Gold Point Exploration Ltd.          Director & Secretary               TSXV
Halo Resources Ltd.                  Secretary                      TSXV & OTCBB
Hilton Resources Ltd.                Secretary                      TSXV & OTCBB
Tumi Resources Limited               Director                       TSXV & OTCBB
--------------------------------------------------------------------------------

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all three of our officers and directors, two of whom own more than 10% of our issued and outstanding common shares, failed to timely file the reports required of them by Section 16(a) of the Exchange Act. These persons have since filed the required reports. Except for these three late filings, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial shareholders for calendar year 2004 were complied with.

COMMITTEES

We do not currently have any audit, compensation, or executive committees of its board of directors. Our entire board of directors serves as our audit committee. Our board of directors has determined that Mr. DeMare meets the requirements of an audit committee financial expert; however, Mr. DeMare would not be considered "independent" as that term is defined in Section (a)(15) of Rule 4200 of the NASD Manual.

CONFLICTS OF INTEREST

Nick DeMare, our corporate Secretary, Chief Financial Officer, and a director, and Harvey Lim, one of our directors, are each associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as an officer and directors of our company. Insofar as Messrs. DeMare and Lim are engaged in other business activities, management anticipates they will not devote all of their time to our business affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to our business. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of these individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to management's attention and may relate to our business operations.

Our officers and directors are, for so long as they are officers or directors of our company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to our company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If our company or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we decline to do so. Except as set forth above, our has not adopted any other conflict of interest policy with respect to such transactions.

CODE OF ETHICS

Effective March 23, 2005, our Company's board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to all of our Company's officers, directors and employees. As adopted, our Code of Business Conduct and Ethics and Compliance Program sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;
(3)      compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics and Compliance Program to an appropriate person or persons identified in the Code of Business Conduct and Ethics and Compliance Program; and
(5) accountability for adherence to the Code of Business Conduct and Ethics and Compliance Program.

Our Code of Business Conduct and Ethics and Compliance Program requires, among other things, that all of our Company's personnel shall be accorded full access to our chief financial officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics and Compliance Program. Further, all of our Company's personnel are to be accorded full access to our Company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics and Compliance Program by our Chief Financial Officer.

In addition, our Code of Business Conduct and Ethics and Compliance Program emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics and Compliance Program by the chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company's Code of Business Conduct and Ethics and Compliance Program by another.

Our Code of Business Conduct and Ethics and Compliance Program is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to:
Medina International Corp., #1305, 1090 West Georgia Street, Vancouver, British Columbia, Canada V6E 3V7.


ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth certain compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2004, 2003 and 2002.



                                                                        -------------------------------
                                                                              LONG TERM COMPENSATION
                                            -------------------------   -------------------------------
                                               ANNUAL COMPENSATION              AWARDS          PAYOUTS
                                            -------------------------   ----------------------  -------
                                                                                    SECURITIES            ---------
                                                                OTHER   RESTRICTED  UNDERLYING               ALL
                                  ------                       ANNUAL      STOCK     OPTIONS/               OTHER
                                   YEAR                        COMPEN-    AWARDS       SARS       LTIP     COMPEN-
NAME AND PRINCIPAL POSITION       ENDING    SALARY    BONUS    SATION       ($)        (#)      PAYOUTS    SATION
                                  ------    -------------------------   ----------------------  -------   ---------

Brad Colby                          2004      Nil      Nil       Nil        Nil         Nil        Nil       Nil
President, Chief Executive          2003      Nil      Nil    $22,500(1)    Nil         Nil        Nil       Nil
Officer, Chairman and               2002      Nil      Nil       Nil        Nil         Nil        Nil       Nil
Director

Nick DeMare                         2004      Nil      Nil       Nil        Nil         Nil        Nil    $5,600(2)
Secretary, Treasurer, Chief         2003      Nil      Nil    $22,500(1)    Nil         Nil        Nil    $3,000(2)
Financial Officer and Director      2002      Nil      Nil       Nil        Nil         Nil        Nil       Nil
                                  ------    -------------------------   ----------------------  -------   ---------


(1) Messrs. Colby and DeMare purchased 500,000 shares each of our common stock on May 22, 2002, in exchange for $.005 per share, or $2,500 each. This annual compensation dollar value is the difference between the price paid by Messrs. Colby and DeMare of $.005 per share and the price paid by purchasers of securities in our offering and sale of common stock on June 30, 2003 of $.05 per share.
(2) Charged by Chase Management Ltc., a private company owned by Nick DeMare, for office, secretarial and accounting services performed.

OPTION GRANTS IN LAST FISCAL YEAR

We have not granted any stock options since inception.

COMPENSATION OF DIRECTORS

None of our Directors received director's fees or other compensation in fiscal 2004. However, Chase Management Ltd., a private company owned by Nick DeMare, provides office, secretarial and accounting services to our company. During fiscal 2004 and 2003, Chase Management Ltd. charged our company $5,600 and $3,000, respectively.

EMPLOYMENT CONTRACTS

We do not currently have any employment agreements in effect. However, Chase Management Ltd., a Canadian company owned by Nick DeMare, one of our officers and directors and a shareholder, bills our company for office, secretarial and accounting services provided. The rates charged our company by Chase Management are the same as those charged by Chase Management Ltd. to other companies at arm's length.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2005, information with respect to the beneficial ownership by each person who is known to us to be the beneficial owner of more than 5% of our common shares and of Mr. DeMare. All persons named below have sole voting and investment power over their shares except as otherwise noted. Our common stock is the only class of voting securities outstanding.

--------------------------------------------------------------------------------
                                              AMOUNT
                                           AND NATURE OF
                                            BENEFICIAL             PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER         OWNERSHIP              OF CLASS (1)
--------------------------------------------------------------------------------

Brad Colby                                    500,000                  16.5%
26 Wedge Way
Littleton, Colorado  80123
President, Chief Executive Officer,
Chairman and Director

Nick DeMare                                   500,000                  16.5%
#1305-1090 West Georgia Street
Vancouver, British Columbia,
Canada V6E 3V7
Secretary, Treasurer, Chief
Financial Officer and Director

Officers and Directors,
as a group (2 persons)                       1,000,000                 33.0%
--------------------------------------------------------------------------------

(1) Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or through the conversion of debentures within 60 days of March 15, 2005, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Based on 3,000,000 shares of common stock outstanding as of March 15, 2005.

STOCK OPTION PLAN

We do not currently, nor have we had since inception, a stock option plan.

PENSION PLANS

We did not have a defined benefit pension plan that provides annual benefits to any Executive Officers.

CHANGE OF CONTROL

As of the date of this report, there are no arrangements known to us which may at a subsequent date result in a change of control.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, during the fiscal years ended December 31, 2004 and 2003, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the fiscal years ended December 31, 2004 and 2003, we incurred $5,620 and $3,000, respectively, to Chase Management, Ltd., a private Canadian company owned by Nick DeMare, one of our officers, directors and a shareholder, for office, secretarial and accounting services performed. The rates charged our company by Chase Management are the same as those charged by Chase to other arm's-length companies.

From inception to December 31, 2004, we received $2,000 for consulting services that we provided to North American Oil & Gas Inc., a publicly traded company of which Nick DeMare, one of our officers, directors and a shareholder, is an officer, director and shareholder.

From inception to December 31, 2004, Nick DeMare and Brad Colby, who are both officers, directors and shareholders of our company, have provided consulting services to our company for no compensation. For accounting purposes, we have estimated and recorded the fair value of these services to be $3,500.

We currently use the office and business premises of one of our directors, Nick DeMare, at #1305 - 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7, on a rent-free basis, without a written agreement.


ITEM 13.          EXHIBITS

----------     -----------------------------------------------------------------
REGULATION     EXHIBIT
S-B NUMBER
----------     -----------------------------------------------------------------
    3.1        Articles of Incorporation, as amended(1)

    3.2        Bylaws dated February 25, 2005(2)

   10.1 Consulting Agreement between the Registrant and Sukh Athwal dated March 1, 2005(2)

   10.2 Finder's Fee Agreement between the Registrant and David Sidoo dated March 8, 2005(2)

   14          Code of Business Conduct and Ethics and Compliance Program

   31.1 Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

   32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Incorporated by reference from our Form 10-SB filed November 21, 2003
(2)     Incorporated by reference from our Form 8-K filed March 21, 2005

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ended December 31, 2004, Wheeler Wasoff, P.C. is expected to bill approximately $5,000 for the audit of our annual financial statements. For the fiscal year ended December 31, 2004, Wheeler Wasoff, P.C. billed $2,222 for the review of our Form 10-QSB filings and $525 for the review of our initial Registration Statement. For the fiscal year ended December 31, 2003, Wheeler Wasoff, P.C. billed $4,648 for the audit of our annual financial statements.

AUDIT-RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

For the fiscal year ended December 31, 2004, Wheeler Wasoff, P.C. is expected to bill approximately $650 for tax compliance, tax advice and tax planning services. For the fiscal year ended December 31, 2003, Wheeler Wasoff, P.C. billed $675 for these services.

ALL OTHER FEES

We do not use Wheeler Wasoff, P.C. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Wheeler Wasoff, P.C. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Wheeler Wasoff, P.C. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     - approved by our audit committee (which consists of our entire Board of Directors); or

     - entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Wheeler Wasoff, P.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Wheeler Wasoff P.C.'s independence.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDINA INTERNATIONAL CORP.

                                    Per:
                                          /s/ Bradley Colby
                                          --------------------------------------
                                          Bradley Colby,
                                          President, CEO, Chairman and Director
                                          Dated:  March 24, 2005
                                                  --------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Signature:


                                          /s/ Bradley Colby
                                          --------------------------------------
                                          Bradley Colby,
                                          President, CEO, Chairman and Director
                                          Dated:  March 24, 2005
                                                  --------------

                                          /s/ Nick DeMare
                                          --------------------------------------
                                          Nick DeMare
                                          Secretary, Treasurer, CFO and Director
                                          Dated:  March 24, 2005
                                                  --------------

                                          /s/ Harvey Lim
                                          --------------------------------------
                                          Harvey Lim
                                          Director
                                          Dated:  March 24, 2005
                                                  --------------

--------------------------------------------------------------------------------




                           MEDINA INTERNATIONAL CORP.

                          (A Development Stage Company)

                          FINANCIAL STATEMENTS FOR THE
               YEARS ENDED DECEMBER 31, 2004, 2003 AND PERIOD FROM
                  INCEPTION (MAY 22, 2002) TO DECEMBER 31, 2004



--------------------------------------------------------------------------------

                           MEDINA INTERNATIONAL CORP.
                          (A Development Stage Company)


                                    I N D E X



Report of Independent Registered Public Accounting Firm                  F-3

Balance Sheet
     December 31, 2004                                                   F-4

Statements of Operations
     Years Ended December 31, 2004 and 2003 and Cumulative Amounts
     from Inception (May 22, 2002) to December 31, 2004                  F-5

Statement of Stockholders' Equity
     Period from Inception (May 22, 2002) to December 31, 2002, an
     d Years Ended December 31, 2003 and 2004                            F-6

Statements of Cash Flows
     Years Ended December 31, 2004 and 2003 and Cumulative Amounts
     from Inception (May 22, 2002) to December 31, 2004                  F-7

Notes to Financial Statements                                        F-8 to F-12

WHEELER WASOFF, P.C.
1601 Blake Street
Suite 505
Denver, Colorado  80202




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Medina International Corp.

We have audited the accompanying balance sheet of Medina International Corp. (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended, and cumulative amounts from inception (May 22, 2002) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medina International Corp. as of December 31, 2004, and the results of its operations and its cash flows for each of the two years then ended, and cumulative amounts from inception (May 22, 2002) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not commenced principal operations and has incurred operating losses since inception. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ WHEELER WASOFF, P.C.

Denver, Colorado
March 17, 2005

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2004





                                                                         $
                                     ASSETS

CURRENT ASSETS

Cash                                                                     63,503
                                                                   ------------

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities                                  2,679
                                                                   ------------

STOCKHOLDERS' EQUITY (Note 3)

Common stock, $0.001 par value
     Authorized - 50,000,000 shares
     Issued and outstanding - 3,000,000 shares                            3,000
Additional paid-in capital                                              100,991
(Deficit) accumulated during the development stage                      (43,167)
                                                                   ------------
                                                                         60,824
                                                                   ------------
                                                                         63,503
                                                                   ============





              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS





                                                                                     CUMULATIVE
                                                                                   FROM INCEPTION
                                                   YEAR ENDED       YEAR ENDED     (MAY 22, 2002)
                                                  DECEMBER 31,     DECEMBER 31,    TO DECEMBER 31,
                                                      2004             2003             2004
                                                        $                $                $

REVENUE

Consulting fees - related                                    -            2,000            2,000
Consulting fees - other                                      -            5,130            5,130
                                                  ------------     ------------     ------------
                                                             -            7,130            7,130
                                                  ------------     ------------     ------------
OPERATING EXPENSES

General and administrative expenses                     15,877           19,169           37,477
Consulting and administrative expenses - related         5,620            6,500           12,820
                                                  ------------     ------------     ------------
                                                        21,497           25,669           50,297
                                                  ------------     ------------     ------------
NET (LOSS)                                             (21,497)         (18,539)         (43,167)
                                                  ============     ============     ============


NET (LOSS) PER COMMON
     SHARE - BASIC AND DILUTED                          $(0.01)          $(0.01)          $(0.01)
                                                  ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING -
     BASIC AND DILUTED                               3,000,000        3,000,000        3,000,000
                                                  ============     ============     ============




              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                      (DEFICIT)
                                                                                     ACCUMULATED
                                          COMMON STOCK              ADDITIONAL       DURING THE          TOTAL
                                 -----------------------------        PAID-IN        DEVELOPMENT     STOCKHOLDERS'
                                    SHARES           AMOUNT           CAPITAL           STAGE           EQUITY
                                 ------------     ------------     ------------     ------------     ------------
                                                        $                $                $                $

Inception, May 22, 2002                     -                -                -                -                -

Sale of common stock for cash
     at $0.005 per share            1,000,000            1,000            4,000                -            5,000
Net (loss) for the period                   -                -                -           (3,131)          (3,131)
                                 ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2002          1,000,000            1,000            4,000           (3,131)           1,869

Services contributed by officers            -                -            3,500                -            3,500
Sale of common stock for cash
     at $0.05 per share             2,000,000            2,000           98,000                -          100,000
Offering costs                              -                -           (4,509)               -           (4,509)
Net (loss) for the year                     -                -                -          (18,539)         (18,539)
                                 ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2003          3,000,000            3,000          100,991          (21,670)          82,321

Net (loss) for the year                     -                -                -          (21,497)         (21,497)
                                 ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2004          3,000,000            3,000          100,991          (43,167)          60,824
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                                                     CUMULATIVE
                                                                                   FROM INCEPTION
                                                   YEAR ENDED       YEAR ENDED     (MAY 22, 2002)
                                                  DECEMBER 31,     DECEMBER 31,    TO DECEMBER 31,
                                                      2004             2003             2004
                                                        $                $                $

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                             (21,497)         (18,539)         (43,167)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities
     Services contributed - related                          -            3,500            3,500
Changes in assets and liabilities
     Decrease (increase) in prepaid expense                 52              (52)               -
     (Decrease) increase in accounts payable              (301)           2,345            2,679
                                                  ------------     ------------     ------------
Net cash (used) by operating activities                (21,746)         (12,746)         (36,988)
                                                  ------------     ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES                          -                -                -
                                                  ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                           -          100,000          105,000
Offering costs                                          (2,000)          (1,509)          (4,509)
                                                  ------------     ------------     ------------
Net cash provided by financing activities               (2,000)          98,491          100,491
                                                  ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH                        (23,746)          85,745           63,503

CASH - BEGINNING OF PERIODS                             87,249            1,504                -
                                                  ------------     ------------     ------------
CASH - END OF PERIODS                                   63,503           87,249           63,503
                                                  ============     ============     ============


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest                                       -                -                -
                                                  ============     ============     ============
Cash paid for income taxes                                   -                -                -
                                                  ============     ============     ============





              The accompanying notes are an integral part of these
                             financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.       ORGANIZATION AND NATURE OF BUSINESS

         Medina International Corp. (the "Company") was incorporated on May 22, 2002, under the laws of the State of Nevada. The Company is an oil and gas consulting company in Canada and the United States and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As at December 31, 2004, the Company has not realized any significant revenues from its planned operations. The Company's principal activities have consisted of raising capital through the sale of its securities.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

         The Company is in the development stage and has not realized any significant revenues from its planned operations. The management of the Company intends to raise working capital through the sale of common stock or other securities, or through other financings.

         The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through the sale of common stock or other securities, generation of revenue and ultimately achieving profitable operations.

         INCOME TAXES

         The Company has adopted the  provisions  of SFAS 109,  "Accounting  for
         Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         REVENUE RECOGNITION

         The Company recognizes revenue from consulting services rendered in the period that the services are performed.

         (LOSS) PER COMMON SHARE

         (Loss) per common share is computed based on the weighted average number of common shares outstanding during the periods. All shares issued from inception are considered outstanding for all periods presented.

         SHARE BASED COMPENSATION

         The Company has adopted SFAS 123, "Accounting for Stock-Based Compensation". This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose supplementally the pro forma effects on net income and earnings per share of using a new measurement criteria. At December 31, 2004, no options or similar instruments have been granted.

         CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company may have cash in banks in excess of federally insured amounts.

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts. The Company believes that credit risk associated with cash is remote.

         FAIR VALUE

         The carrying amount reported in the balance sheet for cash and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

         COMPREHENSIVE INCOME

         There are no adjustments necessary to the net (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS 130, "Reporting Comprehensive Income".

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion 25, "Accounting for Stock Issued to Employees", and amends SFAS 95, "Statement of Cash Flows".

         SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, beginning August 1, 2005. Management intends to comply with SFAS 123(R) at the scheduled effective date for the relevant financial statements of the Company.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets", which changes the guidance in APB Opinion 29, "Accounting for Nonmonetary Transactions". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.


3.       STOCKHOLDERS' EQUITY

         On May 22, 2002, the Company completed the sale to its founders of an aggregate of 1,000,000 shares of common stock, at a price of $0.005 per common share, for cash proceeds of $5,000.

         On June 30, 2003, the Company completed the sale of an aggregate of 2,000,000 shares of common stock, at a price of $0.05 per common share, for cash proceeds of $95,491, net of $4,509 of commissions and related issue costs, of which $2,000 was included in accounts payable at December 31, 2003. This amount was paid in 2004.

         The shares of common stock were sold pursuant to Section 4(2) and Regulation D, promulgated under the Securities Act of 1933, as amended.


4.       RELATED PARTY TRANSACTIONS

         During 2004, the Company incurred $5,620 (2003 - $3,000) for accounting and administrative services provided by a company owned by a director of the Company, of which $605 is included in accounts payable at December 31, 2004.

         During 2003:

         i) the Company received $2,000 for consulting services provided to a company with a common director; and

         ii) directors of the Company provided consulting services to the Company for no consideration. The Company estimated the fair value of these services to be $3,500. Accordingly, the Company has recorded a charge to operations and a credit to additional paid in capital for the services.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



5.       INCOME TAXES

         The Company follows the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statements and income tax bases of assets and liabilities. As at December 31, 2004, the Company had approximately $39,700 of net operating losses for income tax purposes, expiring in 2024.

         The provisions for income taxes are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                      2004             2003
                                                        $                $
              Current
                  Federal                                    -                -
                  State                                      -                -
                                                  ------------     ------------
              Total current                                  -                -
                                                  ------------     ------------

              Deferred
                  Federal                               13,500            6,200
                  State                                      -                -
                                                  ------------     ------------
              Total deferred                            13,500            6,200
                                                  ------------     ------------

                                                        13,500            6,200
              Less valuation allowance                 (13,500)          (6,200)
                                                  ------------     ------------
                                                             -                -
                                                  ============     ============

         The following is a reconciliation of income taxes at the statutory United States federal and state income tax rates to the income taxes at the effective income tax rates:

                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                      2004             2003
                                                        $                $

              Provision (recovery) at combined
                 United States federal and state
                    income tax rates                    (7,300)          (6,300)
              Non-deductible expense                         -            1,200
              Change in valuation allowance              7,300            5,100
                                                  ------------     ------------
              Effective income taxes                         -                -
                                                  ============     ============

         Deferred income tax assets and liabilities are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                      2004             2003
                                                        $                $

              Asset
                 Net operating loss carryforwards       13,500            6,200
                 Valuation allowance                   (13,500)          (6,200)
                                                  ------------     ------------
              Net deferred income taxes                      -                -
                                                  ============     ============

         The valuation allowance increased by $7,300 and $5,100 in 2004 and 2003, respectively.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


6.       SUBSEQUENT EVENT

         Effective March 1, 2005, the Company engaged an unrelated party to provide consulting services to the Company at $5,000 per month. The arrangement can be terminated by either party with 30 days notice.