Form 10QSB
period 2005-03-31
MEDINA INTERNATIONAL CORP
filed 2005-05-20
CIK 1228386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   MARCH 31, 2005

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

AS OF MARCH 31, 2005 THE REGISTRANT HAD 3,000,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (check one):      YES [ ] NO [ X ]

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005


                                      INDEX


Part I.  Financial Information:

         Item 1.  -  Balance Sheets -
                     March 31, 2005 (unaudited) and December 31, 2004..........3

                  -  Statements of Operations (unaudited) -
                     Three Months Ended March 31, 2005 and 2004, and
                     Cumulative from Inception (May 22, 2002)
                     to March 31, 2005.........................................4

                  -  Statements of Cash Flows (unaudited) -
                     Three Months Ended March 31, 2005 and 2004 and
                     Cumulative from Inception (May 22, 2002)
                     to March 31, 2005.........................................5

                  -  Notes to Financial Statements.............................6

         Item 2.  -  Management's Discussion and Analysis or
                     Plan of Operation.........................................7

         Item 3.  -  Controls and Procedures...................................8


Part II. Other Information:

         Item 1.  -  Legal Proceedings.........................................8

         Item 2.  -  Changes in Securities.....................................8

         Item 3.  -  Defaults Upon Senior Securities...........................8

         Item 4.  -  Submission of Matters to a Vote of Security Holders.......8

         Item 5.  -  Other Information.........................................8

         Item 6.  -  Exhibits and Reports on Form 8-K..........................9

Signature.....................................................................10

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                     March 31,     December 31,
                                                       2005            2004
                                                    (unaudited)
                                                         $               $


                                     ASSETS

CURRENT ASSETS

Cash                                                     45,080          63,503
                                                   ============    ============


                       LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts payable and accrued liabilities                 33,470           2,679
                                                   ------------    ------------

STOCKHOLDERS' EQUITY (Note 3)

Common stock, $0.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 3,000,000 shares             3,000           3,000
Additional paid-in capital                              100,991         100,991
(Deficit) accumulated during the development stage      (92,381)        (43,167)
                                                   ------------    ------------
                                                         11,610          60,824
                                                   ------------    ------------
                                                         45,080          63,503
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                    Cumulative
                                                   Three Months    Three Months   From Inception
                                                       Ended           Ended      (May 22, 2002)
                                                     March 31,       March 31,     to March 31,
                                                       2005            2004            2005
                                                         $               $               $

REVENUE

Consulting fees - related                                     -               -           2,000
Consulting fees - other                                       -               -           5,130
                                                   ------------    ------------    ------------
                                                              -               -           7,130
                                                   ------------    ------------    ------------
OPERATING EXPENSES

Due diligence                                            41,781               -          41,781
General and administrative expenses                       4,233           4,386          41,710
Consulting and administrative expenses - related          3,200           1,870          16,020
                                                   ------------    ------------    ------------
                                                         49,214           6,256          99,511
                                                   ------------    ------------    ------------
NET (LOSS)                                              (49,214)         (6,256)        (92,381)
                                                   ============    ============    ============


NET (LOSS) PER COMMON SHARE
    - BASIC AND DILUTED                                  $(0.02)         $(0.00)         $(0.03)
                                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
     - BASIC AND DILUTED                              3,000,000       3,000,000       3,000,000
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                    Cumulative
                                                   Three Months    Three Months   From Inception
                                                       Ended           Ended      (May 22, 2002)
                                                     March 31,       March 31,     to March 31,
                                                       2005            2004            2005
                                                         $               $               $

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                              (49,214)         (6,256)        (92,381)
Adjustments to reconcile net (loss) to net cash
    used by operating activities
     Services contributed - related                           -               -           3,500

Changes in assets and liabilities
     Decrease (increase) in prepaid expense                   -              52               -
     (Decrease) increase in accounts payable             30,791             501          33,470
                                                   ------------    ------------    ------------
Net cash (used) by operating activities                 (18,423)         (5,703)        (55,411)
                                                   ------------    ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES                           -               -               -
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                            -               -         105,000
Offering costs                                                -               -          (4,509)
                                                   ------------    ------------    ------------
Net cash provided by financing activities                     -               -         100,491
                                                   ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                         (18,423)         (5,703)         45,080

CASH - BEGINNING OF PERIOD                               63,503          87,249               -
                                                   ------------    ------------    ------------
CASH - END OF PERIOD                                     45,080          81,546          45,080
                                                   ============    ============    ============


SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                   -               -               -
                                                   ============    ============    ============
     Cash paid for income taxes                               -               -               -
                                                   ============    ============    ============



              The accompanying notes are an integral part of these
                              financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)



1.     NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

       Medina International Corp. (the "Company") was incorporated on May 22, 2002, under the laws of the State of Nevada. The Company is an oil and gas consulting company in Canada and the United States and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of March 31, 2005, the Company has not realized any significant revenues from its planned operations. The Company's principal activities have consisted of raising capital through the sale of its securities.

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

       The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes, as of December 31, 2004, included in the Company's Form 10-SB filed March 30, 2005.


3.     RELATED PARTY TRANSACTION

       During the three month period ended March 31, 2005, the Company incurred $3,200 (2004 - $1,870) for accounting and administrative services provided by a company owned by a director of the Company.

                           MEDINA INTERNATIONAL CORP.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Medina International Corp. was incorporated in the State of Nevada on May 22, 2002, and provides consulting services to oil and gas companies in Canada and the United States. We are still in the development stage and have generated only $7,130 in revenues to date. We do not have significant cash or other material assets nor do we have an established source of revenues. Our ability to continue as a going concern is dependent upon our success in obtaining capital through the sale of common stock or other securities, generation of revenues and ultimately achieving profitable operations. From inception to March 31, 2005, we had an accumulated deficit of $92,381.

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

OPERATIONS AND LIQUIDITY

During the three month period ended March 31, 2005, we incurred a loss of $49,214, compared to a net loss of $6,256 for the comparable period in 2004. No revenue was generated in 2004 or 2005. During 2005, we incurred $49,214 of operating expenses, comprising primarily of $4,000 for the audit of our December 31, 2004 financial statements by our independent auditor, $150 for our transfer agent, $3,200 for accounting and administrative services provided by Chase Management Ltd. ("Chase") a private corporation owned by Mr. Nick DeMare, one of our directors, and $41,781 for due diligence costs incurred by arms-length parties to identify business opportunities for us. As of the date of this report, no business acquisition agreements have been entered into by us. Due diligence costs comprise of $21,873 for travel reimbursement and $19,908 for legal expenses. Effective March 1, 2005, we had entered into a consulting agreement with an unrelated third party business consultant to identify, research and introduce us to potential business opportunities. Subsequent to entering into the agreement the consultant agreed to terminate the consulting agreement without compensation. The consultant has submitted expense reports for reimbursement of $8,614 for travel costs incurred. These amounts have been recorded as part of the due diligence costs. In 2004, we incurred $6,256 of operating expenses, comprising primarily of $2,500 for audit, $1,000 for website design, $775 for our transfer agent and $1,870 for accounting and administrative services provided by Chase.

                           MEDINA INTERNATIONAL CORP.


As at March 31, 2005, we had $11,610 working capital. We do not expect our current working capital to satisfy cash requirements for business operations for the next 12 months without having to raise additional funds or seek bank loans. We currently have no contracts or written agreements to provide any further services to any party. We do not intend to purchase any significant property or equipment, nor hire any employees during the next 12 months.

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

                           MEDINA INTERNATIONAL CORP.



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       Regulation
       S-B Number  Exhibit
       ----------  -------------------------------------------------------------

           3.1     Articles of Incorporation, as amended(1)

           3.2     Bylaws dated February 25, 2005(2)

          10.1 Consulting Agreement between the Registrant and Sukh Athwal dated March 1, 2005(2)

          10.2 Finder's Fee Agreement between the Registrant and David Sidoo dated March 8, 2005(2)

          14       Code of Business Conduct and Ethics and Compliance Program(3)

          31.1 Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

          32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (1)  Incorporated by reference from our Form 10-SB filed November 21,
            2003.

       (2) Incorporated by reference from our Form 8-K dated March 17, 2005, filed March 21, 2005.

       (3) Incorporated by reference from our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005.


(b)    Reports on Form 8-K:

       The following report on Form 8-K was filed during the quarter ended March 31, 2005:

       Report dated March 17, 2005, reporting, under Items 1, the entering into a consulting agreement with Sukh Athwal and a finer's fee agreement with David Sidoo and under Item 5, new By-laws dated February 25, 2005.

                           MEDINA INTERNATIONAL CORP.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MEDINA INTERNATIONAL CORP.


Date:    May 19, 2005                           By:  /s/  Bradley Colby
                                                     ---------------------------
                                                     Bradley Colby
                                                     President, CEO and Director


Date:    May 19, 2005                           By:  /s/  Nick DeMare
                                                     --------------------------
                                                     Nick DeMare
                                                     Treasurer, CFO and Director