Form 10QSB
period 2005-06-30
MEDINA INTERNATIONAL CORP
filed 2005-08-11
CIK 1228386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   JUNE 30, 2005

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

AS OF JUNE 30, 2005 THE REGISTRANT HAD 3,000,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, ISSUED AND OUTSTANDING.

Transitional Small Business Disclosure Format (check one):      YES [ ] NO [ X ]

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005


                                      INDEX

Part I.  Financial Information:

         Item 1.  -  Balance Sheets -
                     June 30, 2005 (unaudited) and December 31, 2004...........3

                  -  Statements of Operations (unaudited) -
                     Three Months Ended June 30, 2005 and 2004,
                     Six Ended June 30, 2005 and 2004, and
                     Cumulative from Inception (May 22, 2002)
                     to June 30, 2005..........................................4

                  -  Statements of Cash Flows (unaudited) -
                     Six Months Ended June 30, 2005 and 2004 and
                     Cumulative from Inception (May 22, 2002)
                     to June 30, 2005..........................................5

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

Signature.....................................................................10

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                     JUNE 30,      DECEMBER 31,
                                                       2005            2004
                                                    (UNAUDITED)
                                                         $               $

                                     ASSETS

CURRENT ASSETS

Cash                                                     18,807          63,503
Amounts receivable and prepaids                             588               -
                                                   ------------    ------------
                                                         19,395          63,503
                                                   ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities                 15,801           2,679
                                                   ------------    ------------
STOCKHOLDERS' EQUITY (Note 3)

Common stock, $0.001 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 3,000,000 shares             3,000           3,000
Additional paid-in capital                              100,991         100,991
(Deficit) accumulated during the development stage     (100,397)        (43,167)
                                                   ------------    ------------
                                                          3,594          60,824
                                                   ------------    ------------
                                                         19,395          63,503
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                                                    INCEPTION
                                    THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30        (MAY 22,
                                   ----------------------------    ----------------------------      2002) TO
                                       2005            2004            2005            2004        JUNE 30, 2005
                                         $               $               $               $               $

REVENUE

Consulting fees - related                     -               -               -               -           2,000
Consulting fees - other                       -               -               -               -           5,130
                                   ------------    ------------    ------------    ------------    ------------
                                              -               -               -               -           7,130
                                   ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES

Due diligence                             5,408               -          47,189               -          47,189
General and administrative expenses       1,183           8,021           5,416          12,407          42,893
Consulting and administrative
   expenses - related                     1,425           1,250           4,625           3,120          17,445
                                   ------------    ------------    ------------    ------------    ------------
                                          8,016           9,271          57,230          15,527         107,527
                                   ------------    ------------    ------------    ------------    ------------
NET (LOSS) FOR THE PERIOD                (8,016)         (9,271)        (57,230)        (15,527)       (100,397)
                                   ============    ============    ============    ============    ============

NET (LOSS) PER COMMON SHARE
   - BASIC AND DILUTED                   $(0.00)         $(0.00)         $(0.02)         $(0.01)         $(0.03)
                                   ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
   - BASIC AND DILUTED                3,000,000       3,000,000       3,000,000       3,000,000       3,000,000
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

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    CUMULATIVE
                                                                                  FROM INCEPTION
                                                     SIX MONTHS ENDED JUNE 30     (MAY 22, 2002)
                                                   -----------------------------        to
                                                       2005            2004        JUNE 30, 2005
                                                         $               $                $

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) for the period                               (57,230)        (15,527)       (100,397)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities
      Services contributed - related                          -               -           3,500
Changes in assets and liabilities
   Increase in amounts receivable and
      prepaid expense                                      (588)           (225)           (588)
   Increase (decrease) in accounts payable               13,122          (3,380)         15,801
                                                   ------------    ------------    ------------
Net cash (used) by operating activities                 (44,696)        (19,132)        (81,684)
                                                   ------------    ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES                           -               -               -
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                            -               -         105,000
Offering costs                                                -               -          (4,509)
                                                   ------------    ------------    ------------
Net cash provided by financing activities                     -               -         100,491
                                                   ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH                         (44,696)        (19,132)         18,807

CASH - BEGINNING OF PERIOD                               63,503          87,249               -
                                                   ------------    ------------    ------------
CASH - END OF PERIOD                                     18,807          68,117          18,807
                                                   ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                     -               -               -
                                                   ============    ============    ============
   Cash paid for income taxes                                 -               -               -
                                                   ============    ============    ============



              The accompanying notes are an integral part of these
                              financial statements.

                           MEDINA INTERNATIONAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)



1.     NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

       Medina International Corp. (the "Company") was incorporated on May 22, 2002, under the laws of the State of Nevada. The Company is an oil and gas consulting company in Canada and the United States and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of June 30, 2005, the Company has not realized any significant revenues from its planned operations. The Company's principal activities have consisted of raising capital through the sale of its securities.

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


3.     RELATED PARTY TRANSACTION

       During the six month period ended June 30, 2005, the Company incurred $4,625 (2004 - $3,120) for accounting and administrative services provided by a company owned by a director of the Company.

                           MEDINA INTERNATIONAL CORP.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

Medina International Corp. was incorporated in the State of Nevada on May 22, 2002, to provide consulting services to oil and gas companies in Canada and the United States. We are still in the development stage and have generated only $7,130 in revenues to date. We do not have significant cash or other material assets nor do we have an established source of revenues. Our ability to continue as a going concern is dependent upon our success in obtaining capital through the sale of common stock or other securities, generation of revenues and ultimately achieving profitable operations. From inception to June 30, 2005, we had an accumulated deficit of $100,397.

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

OPERATIONS AND LIQUIDITY

During the six month period ended June 30, 2005, we incurred a loss of $57,230, compared to a net loss of $15,527 for the comparable period in 2004. No revenue was generated in 2004 or 2005. During 2005, we incurred $57,230 of operating expenses, comprising primarily of $4,477 for audit and ongoing reviews of our interim financial statements, $300 for our transfer agent, $4,625 for accounting and administrative services provided by Chase Management Ltd. ("Chase") a private corporation owned by Mr. Nick DeMare, one of our directors, and $47,189 for due diligence costs incurred by arms-length parties and associated legal costs incurred to identify business opportunities. As of the date of this report, no business acquisition agreements have been entered into by us. Due diligence costs comprise of $21,873 for travel reimbursement and $25,316 for legal expenses. Effective March 1, 2005, we had entered into a consulting agreement with an unrelated third party business consultant to identify, research and introduce us to potential business opportunities. Subsequent to entering into the agreement the consultant agreed to terminate the consulting agreement without compensation. The consultant has submitted expense reports for reimbursement of $8,614 for travel costs incurred. These amounts have been recorded as part of the due diligence costs. In 2004, we incurred $15,527 of operating expenses, comprising primarily of $6,248 for audit and ongoing reviews by our independent auditor, $1,000 for website design, $775 for our transfer agent, $3,120 for accounting and administrative services provided by Chase and $3,775 for preparation of our initial public offering documents.

                           MEDINA INTERNATIONAL CORP.


As at June 30, 2005, we had $3,594 working capital. We do not expect our current working capital to satisfy cash requirements for business operations for the next 12 months without having to raise additional funds or seek bank loans. We currently have no contracts or written agreements to provide any further services to any party. We do not intend to purchase any significant property or equipment, nor hire any employees during the next 12 months.

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


(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                           MEDINA INTERNATIONAL CORP.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MEDINA INTERNATIONAL CORP.


Date:    July 22, 2005                By:   /s/  BRADLEY COLBY
       ----------------                     ------------------------------------
                                            Bradley Colby
                                            President, CEO and Director


Date:    July 22, 2005                By:   /s/  NICK DEMARE
       ----------------                     ------------------------------------
                                            Nick DeMare
                                            Treasurer, CFO and Director