Form 10KSB
period 2005-12-31
MEDINA INTERNATIONAL CORP
filed 2006-03-14
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission file number 000-50482

MEDINA INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	98-0377767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1305 - 1090 West Georgia Street Vancouver, British Columbia, Canada,	V6E 3V7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 685-9316

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [X] No [ ]

2

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 7, 2006, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing price of $0.03 per share in our private placement closed on January 19, 2006, was approximately $592,500.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes [ ] No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

31,100,006 common shares issued and outstanding as of March 7, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

Item 1. Description Of Business

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us”, “our” and “Medina” means Medina International Corp.

Corporate Overview

Our company was incorporated in the State of Nevada on May 22, 2002. Our principal executive and head offices are located at #1305 - 1090 West Georgia Street, Vancouver, British Columbia, Canada.

Since our inception, our business has been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources. The primary services that we offered were conducting due diligence on petroleum and natural gas projects, identifying potential petroleum and natural gas projects available for acquisition by clients and the provision of professional services to petroleum and natural gas clients primarily in the technical areas of geology, geophysics and petroleum engineering. In order to have achieved the goal of offering those services at the standard we were aiming for, we should have retained a strong database of highly experienced consultants. We were not successful in retaining such consultants because of a lack of money and the difficulties involved in recruiting and hiring such qualified individuals. Management determined that we should wait until our business operations expanded before hiring outside consultants. This was a reasonable decision because our officers and directors were experienced in the consulting areas and were capable of performing most, if not all, of the services that we offered.

We were not successful in fully implementing our initial business plan for the consulting services and have decided to no longer offer consulting services to oil and gas companies. To better protect stockholder interests and provide future appreciation, management have conducted an in-depth analysis of our business and decided to find a product that we will be able to develop and license or sell. The product that we have found is a method of detecting peroxide based explosives.

Accordingly, on February 1, 2006, we announced that we had signed a patent purchase agreement with Dr. Ehud Keinan. The patent, U.S. Patent No. 6,767,717, describes an invention that provides a method of detection of peroxide based explosives. Through a consulting services agreement that we signed at the same time, Dr. Ehud Keinan, the inventor of the method described in the patent, has agreed to provide consulting services to us in order to develop the patent into a commercially viable product.

From our inception until the decision to abandon the consulting services business on February 1, 2006, we have offered consulting services to oil and gas companies in Canada and the United States. As of December 31, 2005, we had not realized any significant revenues from operations. Our principal activities consisted of raising capital through the sale of its securities.

Our Current Business

With the execution of the Patent Purchase Agreement to acquire U.S. Patent No. 6,767,717, we changed our current mission to leverage our technology and unmatched capabilities in the field of explosive detection devices, to commercialize a series of compelling and easy to use products for accurate and immediate detection of explosives and other suspected substances such as drugs of abuse, biological contamination and others.

Employees

We do not currently have any employees (other than Mr. DeMare, our sole director and officer who, at present, has not signed an employment or consulting agreement with us). Upon the completion of the Patent Purchase Agreement, we may hire up to 6 employees over the next 12 month period, including a Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Technician, Technical Designer, Sales Agent and Manager and other administrative staff. We plan to outsource contract employment as needed.

Competition

When we complete our acquisition of U.S. Patent No. 6,767,717 and the related intellectual property for our potential explosive detection device products, we will be competing with other developers and manufacturers of explosive detection device. Several corporate announcements have recently appeared in the media about efforts to develop devices that detect Triacetone Triperoxide (also known as TATP). Most of these devices are based on air-sampling followed by spectral analysis using various methods. These instruments, which are quite heavy and expensive, are designed primarily for checkpoint stations, such as airports. Nevertheless, none of them can compete with the our potential peroxide based explosive detection device, which is a small, disposable device, portable, easy to operate for quick analysis by anybody at any location. Another relevant development that has recently been introduced to the explosives detection market is a multipurpose portal, which is already in use at major airports. The leading company in this market is GE.

Intellectual Property

Our success will depend in part on our ability, and the ability of our future licensees, to obtain patent protection for our technology and processes we acquired under the Patent Purchase Agreement from Dr. Ehud Keinan. Under the Patent Purchase Agreement we have the exclusive right to purchase the technology covered by United States Patent No. 6,767,717 issued on July 27 2004.

The U.S. Patent No. 6,767,717 relates to the method for the detection of explosives. The abstract describes “a method of detecting a peroxide-based explosive in a sample suspected of consisting of or comprising such explosive, which method comprises dissolving said sample in a suitable organic solvent, contacting the solution with an aqueous solution of a strong acid capable of decomposing said explosive to release hydrogen peroxide, and contacting the resulting mixture with a peroxidase enzyme”. The invention also provides a kit for use in the method of the invention.

RISK FACTORS

This annual report on Form 10-KSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on pages 3 to 6, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred net losses of $157,665 for the year ended December 31, 2005 and $21,497 for the year ended December 31, 2004. On December 31, 2005, we had cash of $2,002. We anticipate that we will require up to approximately $1,439,000 to fund the implementation of our new business plan and research and development for our potential explosive detection products for the next twelve-month period. Although we intend to raise the money required to fund our operations during this period of time from the sale of our equity securities, there can be no assurance that we will be able to do so. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated March 2, 2006, regarding their concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require in excess of $1,439,000 in additional funds to sustain and develop our potential explosive detection products. Additional capital will be required to effect these operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have not completed our acquisition of U.S. Patent No. 6,767,717 and our company has no operating history in the business of research and development of explosive detection device. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful development and commercialization of our potential explosive detection products. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful explosive detection device or achieve commercial acceptance of our potential explosive detection device or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have planned to acquire rights to certain patented intellectual property; however, we may not be successful in developing or marketing commercially viable products incorporating the intellectual property, which could add expense and delay operations.

We plan to acquire U.S. Patent No. 6,767,717 and its related technology for our potential explosive detection products but have not yet commercially exploited such intellectual property through the development of final products. We may never be able to develop or market products incorporating the intellectual property.

There is uncertainty over whether intellectual property we plan to acquire infringes on the rights of third parties, which could add expense and delay operations.

We plan to acquire U.S. Patent No. 6,767,717 from Dr. Ehud Keinan for $120,000. While Dr. Keinan has represented to us that, to the best of his knowledge, the explosive detection technology covered by the Patent does not infringe on the rights of any third party, neither Dr. Keinan nor our company undertook a formal patent search or other investigation as to whether the detection technology infringes on the rights of any third party. In the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology and we may be liable for damages to the third party upon whose technology we may have infringed

We may be unable to protect our proprietary rights, thereby permitting competitors to develop the same or similar products and technologies to ours, which could add expense and delay operations.

Our future results and ability to compete will be dependent, in large part, upon the marketing and sales of our proprietary potential products and technologies, the development of future proprietary products and technologies and the commercialization of purchased patented technologies. While we have received a U.S. patent covering certain of aspects of our potential explosive detection products, the patent may be successfully challenged and will not provided us with meaningful proprietary protections or that we may not have the financial resources to mount sustained patent defense. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others or if others assert their rights against us. The failure to successfully protect our intellectual property and proprietary rights could enable others to duplicate or claim rights to our potential explosive detection products or otherwise develop similar or competitive products which may result in decreases in our future results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

We face severe competition from other explosive detection companies, many of whom have greater resources than we do, which could cause us to lose sales add expense and delay our operations.

Once we complete our acquisition of U.S. Patent No. 6,767,717 and the related intellectual property, we will have to complete against companies that are also in the development, manufacturing and sales of explosive detection devices. We may be unable to effectively compete in the marketplaces in which we plan to operate. There are several other explosive detection providers that have significant inroads to the market sector. There are also government compliance issues that certain of our competitors in this field have already overcome.

Our principal research and development facilities are located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of our business operations without warning.

Once we complete our acquisition of U.S. Patent No. 6,767,717 and the related intellectual property, our principal research and development facilities will be located in Israel. As a result, we shall be directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and, since September 2000, involving the Palestinian population, and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel and companies based in Israel. Acts of random terrorism periodically occur which could affect our operations or personnel.

In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment.

Furthermore, certain of our future officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 45 and 54 years old, depending upon the nature of their military service.

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Following the completion of our acquisition of U.S. Patent No. 6,767,717 and the related intellectual property, most of our directors and officers will be nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our Certificate of Incorporation authorizes the issuance of 350,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to obtain additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Our by-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Risks Associated With Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock is eligible for quotation on the National Association of Securities Dealers Inc.’s OTC Bulletin Board but at the date hereof there has been no trade for our common stock. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2. Description of Property

We are currently using the office and business premises of one of our directors, Nick DeMare, at #1305 - 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7, on a rent-free basis. The business premises consist of a single office. There is no written lease agreement or other written contract for the space use.

Item 3. Legal Proceedings

We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any proceeding being contemplated by a governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the forth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Transactions

Our shares of common stock were initially approved for quotation on the OTC Bulletin Board under the symbol MNAI on September 14, 2004. Our shares became ineligible for quotation on the OTC Bulletin Board on September 22, 2004 but remained eligible for quotation on the Pink Sheets. Our common stock became eligible again for quotation on the OTC Bulletin Board on November 11, 2004. Accordingly, our shares are currently quoted both on the OTC Bulletin Board and the Pink Sheets. On February 6, 2006, as a result of our seven for one forward split, the National Association of Securities Dealers, Inc. changed our trading symbol to MDIN.

There is currently no active trading in our common stock and there is no assurance that an active trading market will ever develop. Accordingly, there is no current public market for our common shares.

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common equity.

Outstanding Shares and Shareholders of Record

At March 7, 2006, there were 31,100,006 shares of our common stock issued and outstanding. These shares were held by approximately thirty-six (36) shareholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

We do not currently have, nor have we since inception had, any equity compensation plans.

Recent Sales of Unregistered Securities

On January 19, 2006, we closed a private placement consisting of 1,442,858 shares (10,100,006 shares post-split) of our common stock at a price of $0.03 per share for gross proceeds of $43,285.74. We received promissory notes for the full amount, payable upon our demand. We issued the securities to eight (8) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one (1) U.S. Accredited Investor (as this term is defined in Regulation D under the 1933 Act).

On January 24, 2006, our board of directors approved a seven (7) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by filing a Certificate of Change with the Nevada Secretary of State wherein we stated that we will issue seven shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on January 25, 2006. As a result, our authorized capital increased from 50,000,000 to 350,000,000 shares of common stock with a par value of $0.001. This increased the issued and outstanding share capital from 4,442,858 shares of common stock to 31,100,006 shares of common stock.

On February 20, 2006, we began the private placement to raise the $1,000,000 required under the Patent Purchase Agreement by offering up to 1,500,000 units of our securities at $1.00 per unit, with each unit comprising one share of our common stock and one share purchase warrant to purchase one share of our common stock at the price of $1.50 per share. As of March 7, 2006, we have received total subscription of $1,188,000. We agreed to pay a finder’s fee in cash equal to 8% on the $1,100,000 of the proceeds raised to two finders.

Item 6. Plan of Operation

Overview

Discussion of our financial condition and results of operations should be read in conjunction with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Our management has decided to abandon the oil and gas consulting business and plans to become engaged in the business of the development of methods of explosives detection. On February 1, 2006, we entered into a Patent Purchase Agreement with Dr. Ehud Keinan, a Consulting Services Agreement with Dr. Keinan and BioTech Knowledge LLC and a letter agreement with BioTech Knowledge LLC. The patent that we have agreed to purchase describes a method of detection of peroxide based explosives. Through the Consulting Services Agreement, Dr. Ehud Keinan, the inventor of the method described in the patent, has agreed to provide consulting services to us in order to develop the patent into a commercially viable product.

BioTech Knowledge LLC is a limited liability company incorporated under the laws of the state of Delaware, whose sole member is Dr. Keinan. Through BioTech Knowledge LLC, Dr. Keinan is the beneficial owner of 10,200,001 shares of our company, which is approximately 33% of the issued and outstanding shares.

The Patent Purchase Agreement covers the purchase of U.S. Patent No. 6,767,717 by us from Dr. Keinan. The Consulting Services Agreement engages Dr. Keinan as a consultant to the Company. The letter agreement contains obligations, representations and warranties of both the parties that govern their conduct up to and including the closing date of the patent purchase, which is scheduled to be March 13, 2006.

Over the next twelve months, we plan to develop and commercialize the detection device for peroxide based explosive using the intellectual property covered in U.S. Patent No. 6,767,717. Pursuant to the consulting agreement Dr. Keinan, the inventor of the detection device described in the Patent, will provide us with consultant services and will continue to work on the development of the product into a marketable device.

Cash Requirements

For the next 12 months we plan to expend a total of approximately $1,439,000 in implementing our new business plan of developing and commercializing out potential explosive detection devise. Pursuant to the Patent Purchase Agreement with Dr. Keinan, we have to pay cash $120,000 to Dr. Keinan for the assignment of U.S. Patent No. 6,767,717 and the related intellectual property. We will also be obligated to pay BioTech Knowledge LLC, a wholly owned company of Dr. Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. In addition, we estimate our operating expenses and working capital requirements for the next twelve months to December 31, 2006 to be as follows:

Estimated Expenses to December 31, 2006

Product Research and Development	$449,000

Sales and Marketing	$240,000
Officer and Employee Compensation	$550,000
General and Administrative	$200,000

Total	$1,439,000

Product Research and Development

We plan to conduct further research and development to improve upon the prototype explosive detection device developed using the intellectual property covered by U.S. Patent No. 6,767,717 in the next 12 months. We plan to improve the prototype so it may gain acceptance to the addressable market and so we may move into the full production phase. We anticipate our research and development costs for the next 12 months will be approximately $449,000.

Sales and Marketing

We anticipate that we may spend up to $240,000 in the next 12 months in the sales and marketing of our potential explosive detection products. This amount reflects our commitment to invest in promotional activities for our potential products. We plan to introduce our potential products to the addressable markets such as the law enforcement agencies, military, airport security personnel and others employed in security checkpoints at other locations vulnerable to terrorist attacks.

Officer and Employee Compensation

We plan to employ three executive officers including a Chief Executive Officer, a Chief Financial Officer and a Chief Operating Officer. As a result of our change in business focus, we intend to hire suitable individuals with specific industry knowledge in the explosive detection business for additional positions within the next 12 month period. Pursuant to a Consulting Services Agreement we entered with BioTech Knowledge LLC, a company wholly owned by Dr. Keinan, we agree to pay $3,000 per month for consulting services to be provided by Dr. Keinan. Together with this contractual obligation we anticipate we may spend up to approximately $550,000 in officer and employee compensation during the next 12 months.

General Administration

We anticipate spending approximately $200,000 on general and administration costs in the next 12 months. These costs will consist primarily of accounting fees, banking, legal fees and telephone and utility bills.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether our potential customers buy our products. We cannot predict whether or when this might happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

-10

Liquidity and Capital Resources

Overview

As of December 31, 2005, we had cash in the amount of $2,002 and $98,889 in current liabilities. We had a working capital deficiency of $96,841 as of December 31, 2005.

We currently anticipate that we will generate revenues in the long-term as we further develop the product, conduct marketing activities and generate sales. However, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including market acceptance of our product, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our capital expenditure requirements. If we do not generate significant cash flow from sales of our potential products, we will require additional monies during fiscal year ending December 31, 2006 to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of any product offerings that we may introduce, the continuing successful development of our product offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent Private Placements

On January 19, 2006, we closed a private placement consisting of 1,442,858 shares (10,100,006 shares post-split) of our common stock at a price of $0.03 per share for gross proceeds of $43,286. We received promissory notes for the full amount, payable upon our demand. As of March 7, 2006, we had not yet demanded payment of the promissory notes.

On January 24, 2006, our board of directors approved a seven (7) for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. We amended our Articles of Incorporation by filing a Certificate of Change with the Nevada Secretary of State wherein we stated that we will issue seven shares for every one share of common stock issued and outstanding immediately prior to the effective date of the forward stock split. The change in our Articles of Incorporation was effected with the Nevada Secretary of State on January 25, 2006. As a result, our authorized capital increased from 50,000,000 to 350,000,000 shares of common stock with a par value of $0.001. This increased the issued and outstanding share capital from 4,442,858 shares of common stock to 31,100,006 shares of common stock.

Pursuant to the Patent Purchase Agreement, we have agreed to raise, within 6 months after the date of closing of the patent purchase, at least $1,000,000 in equity, loans (whether or not convertible) or other credit arrangement, in order to finance the development and marketing of products described in the patent. If we do not meet this obligation, we will be required to transfer the patent back to Dr. Keinan all the rights to the patent free and clear of any claims, pledges or other third party rights, but any payments that we may have already made under the patent purchase agreement will be non-refundable.

On February 20, 2006, we began the private placement to raise the $1,000,000 required under the Patent Purchase Agreement by offering up to 1,500,000 units of our securities at $1.00 per unit, with each unit comprising one share of our common stock and one share purchase warrant to purchase one share of our common stock at the price of $1.50 per share. As of March 7, 2006, we have received total subscription of $1,188,000. We agreed to pay a

-11

finder’s fee in cash equal to 8% on $1,100,000 of the proceeds raised to two finders. We plan to use $200,000 from these subscription proceeds to pay for U.S. Patent No., 6,767,717 and related operating expenses of the company.

Based on our current plan of operations, we only have sufficient funds for the next 8 months, after which time we will require additional funds to continue our business plan. In the event that we are unable to raise additional financing in the next 12 months, and fail to generate any cash flow, we may modify our operations plan accordingly. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Critical Accounting Policies

Income Taxes

We have adopted the provisions of SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Share Based Compensation

We have adopted SFAS 123, “Accounting for Stock-Based Compensation”. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 (“APB 25”). We have elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose supplementally the pro forma effects on net income and earnings per share of using a new measurement criteria. At December 31, 2005, no options or similar instruments have been granted.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 123(R) Share Based Payments (“SFAS 123(R)”). SFAS 123(R) amends SFAS 123 by requiring share based payments to be accounted for at fair value. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005.

The FASB has also issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No 133 and 140 (“SFAS 153”), which is effective for fiscal years beginning after September 15, 2006. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. The adoption of SFAS 155 is not expected to have an effect on our financial position.

The FASB has also issued SFAS No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis. The adoption of SFAS 154 is not expected to have an effect on our financial position.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the fiscal year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

-12

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Item 7. Financial Statements

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

MEDINA INTERNATIONAL CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2005, 2004 AND PERIOD FROM
INCEPTION (MAY 22, 2002) TO DECEMBER 31, 2005

MEDINA INTERNATIONAL CORP.
(A Development Stage Company)

I N D E X

Reports of Independent Registered Public Accounting Firms	F-3 to F-4

Balance Sheet
December 31, 2005	F-5

Statements of Operations
Years Ended December 31, 2005 and 2004 and Cumulative Amounts from
Inception (May 22, 2002) to December 31, 2005	F-5

Statement of Stockholders’ Equity (Deficit)
Period from Inception (May 22, 2002) to December 31, 2002, and Years Ended
December 31, 2003, 2004 and 2005	F-7

Statements of Cash Flows
Years Ended December 31, 2005 and 2004 and Cumulative Amounts from
Inception (May 22, 2002) to December 31, 2005	F-8

Notes to Financial Statements	F-9 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Medina International Corp.
Vancouver, BC

We have audited the accompanying balance sheet of Medina International Corp. as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended and for the cumulative period from May 22, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medina International Corp. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended and for the cumulative period from May 22, 2002 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since inception and has not commenced principal operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gordon, Hughes & Banks, LLP
Denver, Colorado
March 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Medina International Corp.

We have audited the statements of operations, stockholders' equity and cash flows of Medina International Corp. (a development stage company) for the year ended December 31, 2004, and cumulative amounts from inception (May 22, 2002) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Medina International Corp. for year ended December 31, 2004, and cumulative amounts from inception (May 22, 2002) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not commenced principal operations and has incurred operating losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WHEELER WASOFF, P.C.

/s/ Wheeler Wasoff, P.C.
Denver, Colorado
March 17, 2005

MEDINA INTERNATIONAL CORP.
(A Development Stage Company)

BALANCE SHEET
DECEMBER 31, 2005

$
A S S E T S
CURRENT ASSETS
Cash	2,002
Prepaid expenses	__ 46
2,048
======
LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	98,889
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 3)
Common stock, $0.001 par value
Authorized - 350,000,000 shares
Issued and outstanding - 21,000,000 shares	21,000
Additional paid-in capital	82,991
(Deficit) accumulated during the development stage	(200,832)
(96,841)
2,048
======

MEDINA INTERNATIONAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005 $	Year Ended December 31, 2004 $	Cumulative from Inception (May 22, 2002) to December 31, 2005 $

REVENUE
Consulting fees - related	-	-	2,000
Consulting fees - other	-	-	5,130
	-	-	7,130
OPERATING EXPENSES
Due diligence	139,905	-	139,905
General and administrative expenses	11,010	15,877	48,487
Consulting and administrative expenses - related	6,750	5,620	19,570
	157,665	21,497	207,962
NET (LOSS)	(157,665)	(21,497)	(200,832)
	=========	========	=======
NET (LOSS) PER COMMON
SHARE - BASIC AND DILUTED	$(0.008)	$(0.001)	$(0.010)
	=========	========	========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	21,000,000	21,000,000	21,000,000
	=========	========	========

MEDINA INTERNATIONAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional Paid-In Capital $	(Deficit) Accumulated During the Development Stage $	Total Stockholders’ Equity (Deficit) $
	Common Stock
	Shares	Amount $

Inception, May 22, 2002	-	-	-	-	-
Sale of common stock for cash	7,000,000	7,000	(2,000)	-	5,000
Net (loss) for the period	-	-	-	(3,131)	(3,131)
Balance, December 31, 2002	7,000,000	7,000	(2,000)	(3,131)	1,869
Services contributed by officers	-	-	3,500	-	3,500
Sale of common stock for cash	14,000,000	14,000	86,000	-	100,000
Offering costs	-	-	(4,509)	-	(4,509)
Net (loss) for the year	-	-	-	(18,539)	(18,539)
Balance, December 31, 2003	21,000,000	21,000	82,991	(21,670)	82,321
Net (loss) for the year	-	-	-	(21,497)	(21,497)
Balance, December 31, 2004	21,000,000	21,000	82,991	(43,167)	60,824
Net (loss) for the year	-	-	-	(157,665)	(157,665)
Balance, December 31, 2005	21,000,000	21,000	82,991	(200,832)	(96,841)
	========	========	========	========	========

MEDINA INTERNATIONAL CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative from Inception (May 22, 2002) to December 31, 2005 $

	Year Ended December 31, 2005 $	Year Ended December 31, 2004 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(157,665)	(21,497)	(200,832)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
Services contributed - related	-	-	3,500
Changes in assets and liabilities
Decrease (increase) in prepaid expense	(46)	52	(46)
(Decrease) increase in accounts payable	96,210	(301)	98.889
Net cash (used) by operating activities	(61,501)	(21,746)	(98,489)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	105,000
Offering costs	-	(2,000)	(4,509)
Net cash provided by financing activities	-	(2,000)	100,491
NET (DECREASE) INCREASE IN CASH	(61,501)	(23,746)	2,002
CASH - BEGINNING OF PERIODS	63,503	87,249	-
CASH - END OF PERIODS	2,002	63,503	2,002
	========	========	========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	-	-
	========	========	========
Cash paid for income taxes	-	-	-
	========	========	========

1.	ORGANIZATION AND NATURE OF BUSINESS

Medina International Corp. (the “Company”) was incorporated on May 22, 2002, under the laws of the State of Nevada. The Company is an oil and gas consulting company in Canada and the United States and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). As at December 31, 2005, the Company has not realized any significant revenues from its planned operations. The Company's principal activities have consisted of raising capital through the sale of its securities. See also Note 6.

On February 1, 2006, the Company abandoned the oil and gas consulting business and entered into an agreement, as described in Note 6(b), to acquire a patent for a method to detect peroxide based explosives. The Company’s business objective will be to apply the patent technology in the field of detection of explosive and other substances.

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

The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through the sale of common stock or other securities, generation of revenue and ultimately achieving profitable operations.

INCOME TAXES

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

SHARE BASED COMPENSATION

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation”. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 (“APB 25”). The Company has elected to utilize APB 25 for measurement; and will, pursuant to SFAS 123, disclose supplementally the pro forma effects on net income and earnings per share of using a new measurement criteria. At December 31, 2005, no options or similar instruments have been granted.

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

COMPREHENSIVE INCOME

There are no adjustments necessary to the net (loss) as presented in the accompanying statement of operations to derive comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 123(R) Share Based Payments (“SFAS 123(R)”). SFAS 123(R) amends SFAS 123 by requiring share based payments to be accounted for at fair value. SFAS 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005.

The FASB has also issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No 133 and 140 (“SFAS 153”), which is effective for fiscal years beginning after September 15, 2006. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. The adoption of SFAS 155 is not expected to have an effect on the Company’s financial position.

The FASB has also issued SFAS No. 154 Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis. The adoption of SFAS 154 is not expected to have an effect on the Company’s financial position.

3.	STOCKHOLDERS' EQUITY

On May 22, 2002, the Company completed the sale to its founders of an aggregate of 7,000,000 shares of common stock for cash proceeds of $5,000.

On June 30, 2003, the Company completed the sale of an aggregate of 14,000,000 shares of common stock for cash proceeds of $95,491, net of $4,509 of commissions and related issue costs.

The shares of common stock were sold pursuant to Section 4(2) and Regulation D, promulgated under the Securities Act of 1933, as amended.

On January 25, 2006, the Company conducted a seven for one forward stock split of its authorized and outstanding shares of common stock. As a result, the authorized capital was increased from 50,000,000 to 350,000,000 shares of common stock. The stock split did not vary the par value of the common stock. All stock figures have been retroactively restated to reflect the stock split.

See also Note 6.

4.	RELATED PARTY TRANSACTIONS

During 2005, the Company incurred $6,750 (2004 - $5,620) for accounting and administrative services provided by a company owned by a director of the Company, of which $164 is included in accounts payable at December 31, 2005.

5. INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statements and income tax bases of assets and liabilities. As at December 31, 2005, the Company had approximately $201,400 of net operating losses for income tax purposes, expiring from 2023 to 2025.

The provisions for income taxes are as follows:
	Years Ended December 31,
	2005	2004
	$	$
Current
Federal	-	-
State	-	-
Total current	-	-
Deferred
Federal	68,500	13,500
State	-	-
Total deferred	68,500	13,500
	68,500	13,500
Less valuation allowance	(68,500)	(13,500)
	-	-
	========	========

The following is a reconciliation of income taxes at the statutory United States federal and state income tax rates to the income taxes at the effective income tax rates:

	Years Ended December 31,
	2005	2004
	$	$
Provision (recovery) at combined United States
federal and state income tax rates	(53,600)	(7,300)
Change in valuation allowance	53,600	7,300
Effective income taxes	-	-
	========	========

Deferred income tax assets and liabilities are as follows:
	Years Ended December 31,
	2005	2004
	$	$
Asset
Net operating loss carryforwards	68,500	13,500
Valuation allowance	(68,500)	(13,500)
Net deferred income taxes	-	-
	========	========

The valuation allowance increased by $55,000 and $7,300 in 2005 and 2004, respectively.

6.	SUBSEQUENT EVENTS

	(a)	Subsequent to December 31, 2005, the Company:

		i)	effected a seven for one stock split, as described in Note 3; and

		ii)	completed the sale of an aggregate of 10,100,006 shares of common stock for $43,286. The Company received promissory notes for the full amount, payable on demand. The shares of the common stock were sold relying on Regulation S and Section 4(2), promulgated under the Securities Act of 1933, as amended.

	(b)	On February 1, 2006, the Company:

		i)	entered into a letter agreement (the “Patent Purchase Agreement”) with Ehud Keinan (“Keinan”), whereby the Company agreed to pay Keinan $120,000 (the “Consideration”) for all right, title and interest in and to U.S. Patent #6,717,717 and other related state patents and patent applications, including all of the related know-how and technology (collectively the “Patent”). Closing (the “Closing”) of the Patent Purchase Agreement is expected to occur on March 15, 2006.

In addition, in the event that the Company is unable to raise $1 million in order to finance the development and marketing of products based on the Patent, the Patent Purchase Agreement shall terminate and the Company shall transfer back to Keinan all the rights to the Patent and the Consideration shall be forfeited and non-refundable. The Company has initiated a private placement financing of 1,500,000 units (the AUnits@) at $1.00 per Unit, with each Unit comprising one share of common stock and one share purchase warrant to purchase an additional share of common stock at $1.50 per share. As of March 7, 2006, the Company has received total subscriptions of $1,100,000; and

		ii)	entered into a consulting services agreement (the “Consulting Agreement”) with Biotech Knowledge LLC (“BTK”), a limited liability company owned by Keinan, whereby BTK has agreed to provide consulting services of Keinan for a monthly fee of $3,000 for a duration of three years. The Company may terminate the Consulting Agreement with 60 days notice.

BTK holds 10,200,001 shares of common stock of the Company, representing approximately 32.9% of the issued and outstanding shares of common stock.

Item 8. Changes in Registrant’s Certifying Accountant

On February 23, 2006, we decided to engage new auditors as our independent accountants to audit our financial statements. Our Board of Directors approved the change of accountants to Gordon Hughes & Banks, LLP, an independent registered firm of Certified Public Accountants registered with the Public Company Accounting Oversight Board. Accordingly, Wheeler Wasoff, P.C resigned on February 23, 2006. A former principal of Wheeler Wasoff, P.C., who was the engagement partner with the registrant during Wheeler Wasoff, P.C.’s engagement, recently joined Gordon, Hughes & Banks, LLP. The board of directors believes that Gordon, Hughes & Banks, LLP will be better able to service our needs due to this past working relationship.

During the two most recent fiscal years and the subsequent interim period through February 23, 2006, there were no disagreements with Wheeler Wasoff, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Wheeler Wasoff, P.C., would have caused Wheeler Wasoff, P.C. to make reference to the subject matter of the disagreements in connection with their report.

We provided Wheeler Wasoff, P.C. with a copy of our Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in our Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided by Wheeler Wasoff, P.C. has been filed as Exhibit 16.1 to the Form 8-K/A filed on March 6, 2006.

We have engaged the firm of Gordon, Hughes & Banks, LLP, effective as of February 23, 2006. Gordon, Hughes & Banks, LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

Our current and proposed directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Nick DeMare	CEO, CFO, Secretary,Treasurer and a Director(1)	51	May 22, 2002
Gadi Aner (2)(3)	Director	53	To be determined(3)
Ehud Keinan (3)	Director	59	To be determined(3)
Dan Elnathan(3)	Director	52	To be determined(3)

(1) Mr. DeMare will resign from the offices of CEO, CFO, Secretary, Treasurer and director upon the completion of the Patent Purchase Agreement.
(2) Mr. Aner will be appointed to the office of Chief Executive Officer of our company effective on the date of completion of the Patent Purchase Agreement.
(3) Messrs. Aner, Keinan and Elnathan will be appointed to our board of directors effective upon the completion of the Patent Purchase Agreement.

As of January 24, 2006, Brad Colby has resigned as Chief Executive Officer, President and a Director of the Company and Harvey Lim has resigned as a Director of the Company.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Nick DeMare

Mr. DeMare was appointed as our Chief Financial Officer, Secretary, Treasurer and Director since our inception. Mr. DeMare holds a Bachelor of Commerce degree from the University of British Columbia and is a member in good standing of the Institute of Chartered Accountants of British Columbia. Since May, 1991, Mr. DeMare has been the President of Chase Management Ltd., a private Canadian company which provides a broad range of administrative, management and financial services to private and public companies engaged in mineral exploration and development, gold and silver production, oil and gas exploration and production and venture capital. Mr. DeMare indirectly owns 100% of Chase Management. Mr. DeMare currently devotes approximately 5 hours per week to our business, unless he is providing contract consulting services, at which time he could provide up to 20 hours per week. Mr. DeMare currently serves as an officer and director of 16 other public reporting companies listed on the TSX Venture Exchange and the NASD’s Over the Counter Bulletin Board.

Gadi Aner

Mr. Aner has extensive experience in the establishment and management of companies in high technology companies, including all operational, marketing and financial aspects. Since 2001 to present, he has been the founder and managing director of Symposia (Israel) Ltd., which engages in the development of applications for the organization of events and conferences and utitlizes the Internet infrastructure to enable clients to use these applications. From 1998 to 2000, Mr. Aner was the CEO of Verdant Biotechnologies Ltd., which is an agricultural biotechnology company developing technologies to enhance resistance of agricultural crops. From 1995 to 1997, Mr. Aner served as the CEO of Pharmore Therapeutics Ltd., which worked in collaboration with the Technion, the Israel Institute of Technology, in developing less toxic, novel compounds for treatment of cancer. Mr. Aner received his bachelor’s degree in economics and political sciences from Haifa University.

Ehud Keinan

Prof. Keinan is currently the Benno Gitter and Ilana Ben Ami Chair of Biotechnology at the Technion’s Faculty of Chemistry. He received his Ph.D. in Organic Chemistry from Weizmann Institute of Science in Israel in 1977 and undertook post-doctoral research in the Department of Chemistry at University of Wisconsin from 1977 to 1980. Since 2004, Prof. Keinan has served as the Dean of Faculty of Chemistry at the Technion. From 1999 to 2004, Prof. Keinan served as the founder and head of the Institute of Catalysis Science and Technology at the Technion. Prof. Keinan has received numerous honors and awards in the fields of chemistry and biochemistry. He has also published extensively in the areas of chemistry and biochemistry.

Dan Elnathan

Mr. Elnathan is currently the chairman of the Accounting Department at the College of Management in Israel. He has served in that position since 2002. From 2000 to 2001, he was a professor of clinical accounting at the University of Southern California’s School and Accounting. From 2004 to present, Mr. Elnathan also served as a member of the board of director and the chairman of the audit committee of Vita Pri Hagalil, an Israeli public company. Mr. Elnathan received his Ph.D. in Accounting from Wharton School of Business at University of Pennsylvania.

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended December 31, 2005. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because there is currently only one director on our board of directors; this one director has performed and will perform adequately the functions of a nominating committee. The sole director on our board of directors, who performs the functions of a nominating committee, is not independent because he is also an officer of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Code of Ethics

Effective March 23, 2005, our Company’s board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to all of our Company’s officers, directors and employees. As adopted, our Code of Business Conduct and Ethics and Compliance Program sets forth written standards that are designed to deter wrongdoing and to promote:

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

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics and Compliance Program to an appropriate person or persons identified in the Code of Business Conduct and Ethics and Compliance Program; and,

(5)	accountability for adherence to the Code of Business Conduct and Ethics and Compliance Program.

Our Code of Business Conduct and Ethics and Compliance Program requires, among other things, that all of our Company’s personnel shall be accorded full access to our chief financial officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics and Compliance Program. Further, all of our Company’s personnel are to be accorded full access to our Company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics and Compliance Program by our Chief Financial Officer.

In addition, our Code of Business Conduct and Ethics and Compliance Program emphasises that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Chief Financial Officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics and Compliance Program by the chief financial officer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Company’s Code of Business Conduct and Ethics and Compliance Program by another. Our Code of Business Conduct and Ethics and Compliance Program is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: Medina International Corp., #1305, 1090 West Georgia Street, Vancouver, British Columbia, Canada V6E 3V7.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation

The following table sets forth certain compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts	All Other Compen- sation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Nick DeMare CFO, Secretary, Treasurer and Director	2005	Nil	Nil	Nil	Nil	Nil	Nil	$6,750(2)
	2004	Nil	Nil	Nil	Nil	Nil	Nil	$5,600(2)
	2003	Nil	Nil	$22,500(1)	Nil	Nil	Nil	$3,000(2)
Brad Colby(3) President, CEO and Director	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil	Nil	$22,500(1)	Nil	Nil	Nil	Nil

(1) Messrs. Colby and DeMare purchased 500,000 shares each of our common stock on May 22, 2002, in exchange for $0.005 per share, or $2,500 each. This annual compensation dollar value is the difference between the price paid by Messrs. Colby and DeMare of $0.005 per share and the price paid by purchasers of securities in our offering and sale of common stock on June 30, 2003 of $0.05 per share.

(2) Charged by Chase Management Ltd., a private company owned by Nick DeMare, for office, secretarial, accounting and professional services performed.

(3) As of January 24, 2006, Brad Colby resigned as Chief Executive Officer, President and a Director of the Company.

Option Grants In Last Fiscal Year

We have not granted any stock options since inception.

Compensation Of Directors

None of our Directors received director’s fees or other compensation in the fiscal year ended December 31, 2005. However, Chase Management Ltd., a private company owned by Nick DeMare, provides secretarial and accounting services to our company. During fiscal years 2005, and 2004, Chase Management Ltd. charged our company $6,750 and $5,600, respectively.

Employment Contracts

We do not currently have any employment agreements in effect. However, Chase Management Ltd., a Canadian company owned by Nick DeMare, one of our officers and directors and a shareholder, bills us for office, secretarial, accounting and professional services provided. The rates charged our company by Chase Management Ltd. are the same as those charged by Chase Management Ltd. to other companies at arm’s length.

We have entered into a Consulting Services Agreement with BioTech Knowledge LLC, a company wholly owned by Dr. Keinan, who will become a director of our company upon our completion of the Patent Purchase Agreement to acquire U.S. Patent No. 6,767,717 and the related intellectual property. We will pay BioTech Knowledge LLC a monthly fee of $3,000 for consulting services to be provided by Dr. Keinan to our company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Beneficial Ownership

The following table sets forth, as of March 7, 2006, information with respect to the beneficial ownership by each person who is known to us to be the beneficial owner of more than 5% of our common shares and of Mr. DeMare. All persons named below have sole voting and investment power over their shares except as otherwise noted. Our common stock is the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
BioTech Knowledge LLC	10,200,001	32.9%
Nick DeMare	0	0

(1)	Based on 31,000,006 shares of common stock issued and outstanding as of March 7, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	These shares are registered under BioTech Knowledge LLC, which is wholly owned by Prof. Ehud Keinan.

Change in Control

In connection with execution of the Letter Agreement, Patent Purchase Agreement and the Consulting Agreement, on January 19, 2006 BioTech Knowledge LLC acquired 7,000,000 shares of our common stock (post-forward-split) for a purchase price of $10,000. BioTech Knowledge LLC also subscribed for 3,200,001 shares of our common stock (post-forward split) in a private placement closed on January 19, 2006. As a result, BioTech Knowledge LLC is now our largest shareholder with approximately 32.9% of our common stock.

Stock Option Plan

We do not currently, nor have we had since inception, a stock option plan.

Pension Plans

We did not have a defined benefit pension plan that provides annual benefits to any Executive Officers.

Item 12. Certain Relationships And Related Transactions

Other than as disclosed below, during the fiscal years ended December 31, 2005 and 2004, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

During the fiscal years ended December 31, 2005 and 2004, we incurred $6,750 and $5,620, respectively, to Chase Management, Ltd., a private Canadian company owned by Nick DeMare, one of our officers, directors and a shareholder, for office, secretarial and accounting services performed. The rates charged our company by Chase Management are the same as those charged by Chase to other arm’s-length companies.

From inception to December 31, 2005, Nick DeMare and Brad Colby, who were both officers, directors and shareholders of our company, have provided consulting services to our company for no compensation. For accounting purposes, we have estimated and recorded the fair value of these services to be $3,500.

We currently use the office and business premises of one of our directors, Nick DeMare, at #1305 - 1090 West Georgia Street, Vancouver, BC, Canada V6E 3V7, on a rent-free basis, without a written agreement.

Item 13. Exhibits

Exhibits required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation as amended (incorporated by reference from our registration statement on Form SB-2 filed November 21, 2003).
3.2	Bylaws dated February 25, 2005 (incorporated by reference from our current report on Form 8-K filed March 17, 2005 and March 21, 2005).

(10)	Material Contracts
10.1	Finder’s Fee Agreement between the Registrant and David Sidoo dated March 8, 2005 (incorporated by reference from our current report on Form 8-K filed March 17, 2005 and March 21, 2005).
10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan (incorporated by reference from our current report on Form 8-K filed February 3, 2006).
10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).
10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics and Compliance Program (Incorporated by reference from our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005).

(16)	Letter on Change in Certifying Accountant
16.1	Letter dated March 6, 2006 from Wheeler Wasoff, P.C. regarding change in independent accountant (incorporated by reference from our current report on Form 8-K/A filed March 6, 2006).

(31)	Section 302 Certification
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

(32)	Section 906 Certification
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits
99.1	Stamped Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada (incorporated by reference from our current report on Form 8-K/A filed February 13, 2006).

Item 14. Principal Accountant Fees And Services Audit Fees

For the fiscal year ended December 31, 2005, Gordon, Hughes & Banks, LLP is expected to bill approximately $10,000 for the audit of our annual financial statements.

For the fiscal year ended December 31, 2004, Wheeler Wasoff, P.C. billed $4,500 for the audit of our annual financial statements. For the fiscal year ended December 31, 2004, Wheeler Wasoff, P.C. billed $2,222 for the review of our Form 10-QSB filings and $525 for the review of our initial Registration Statement.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2005 and 2004.

Tax Fees

For the fiscal year ended December 31, 2005, Gordon, Hughes & Banks, LLP is expected to bill approximately $750 for tax compliance, tax advice and tax planning services. For the fiscal year ended December 31, 2004, Wheeler Wasoff, P.C. is expected to bill $675 for these services.

All Other Fees

We do not use Gordon, Hughes & Banks, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Gordon, Hughes & Banks, LLP to provide compliance outsourcing services. Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Gordon, Hughes & Banks, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be: - approved by our audit committee (which consists of our entire Board of Directors); or - entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management. The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered. The audit committee has considered the nature and amount of fees billed by Gordon, Hughes & Banks, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Gordon, Hughes & Banks, LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDINA INTERNATIONAL CORP.

By: /s/ Nick DeMare

Nick DeMare
President, Chief Executive Officer and Sole Director
(Principal Executive Officer and
Principal Financial Officer)

Date: March 14, 2006