Form 10QSB
period 2006-03-31
ACRO INC.
filed 2006-05-22
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ______________
Commission file number 000-50482

ACRO INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0377767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Halevna Street, Timrat, Israel 23840
(Address of principal executive offices)

011 972 4 604 0483
(Issuer’s telephone number)

Medina International Inc.
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

32,288,006 common shares issued and outstanding as at May 5, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     ACRO Inc.
(A Development Stage Company)
(formerly Medina International Corp.)
and Subsidiary Financial Statements
As at March 31, 2006 (Unaudited)

ACRO Inc. (A Development Stage Company) (formerly Medina International Corp.) and Subsidiary

Interim Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	$	$
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	845,573	2,002
Prepaid expenses	-	46
Total current assets	845,573	2,048

Intangible assets, net	119,507	-

Total assets	965,080	2,048

Liabilities and stockholders’ (deficit) equity

Current liabilities:
Accounts payable and accrued liabilities	39,060	98,889

Total current liabilities	39,060	98,889

Stockholders’ (deficit) equity:
Common stock; $0.001 par value; 350,000,000 shares authorized;
32,288,006 and 21,000,000 shares issued and outstanding as of March 31,
2006
and December 31, 2005, respectively	32,288	21,000
Additional paid-in capital	1,203,958	82,991
Accumulated deficit	(310,226)	(200,832)
Total stockholders’ (deficit) equity	926,020	(96,841)

Total liabilities and stockholders’ (deficit) equity	965,080	2,048

See accompanying notes to the interim consolidated financial statements

ACRO Inc. (A Development Stage Company) (formerly Medina International Corp.) and Subsidiary

Interim Consolidated Statements of Operations

			Cumulative from Inception (May 22, 2002) to March 31, 2006

	Three months ended March 31

	2006	2005
	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	-	-	7,130

Costs and expenses :
Research and development	22,013	-	22,013
General and administrative	88,486	49,214	296,448

Total operating expenses	110,499	49,214	318,461

Operating loss	(110,499)	(49,214)	(311,331)

Interest income, net	832	-	832
Other income, net	273	-	273

Net loss	(109,394)	(49,214)	(310,226)

Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted average shares used in computing basic
and
diluted net loss per common share	29,284,583	21,000,000

See accompanying notes to the interim consolidated financial statements.

ACRO Inc. (A Development Stage Company) (formerly Medina International Corp.) and Subsidiary

Interim Consolidated Statements of Cash Flows

			Cumulative From Inception (May 22, 2002) to March 31, 2006

	Three months ended March 31

	2006	2005
	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(109,394)	(49,214)	(310,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	-	493
Changes in operating assets and liabilities:
Decrease in prepaid expenses	46	-	-
Decrease in accrued payable	(59,830)	30,791	39,060

Net cash used in operating activities	(168,685)	(18,423)	(270,673)

Cash flows from investing activities:
Purchase of intangible assets	(120,000)	-	(120,000)

Net cash used in investing activities	(120,000)	-	(120,000)

Cash flows from financing activities:
Proceeds from sale common stock, net	1,132,256	-	1,236,246

Net cash provided by financing activities	1,132,256	-	1,236,246

Net increase in cash and cash equivalents	843,571	(18,423)	845,573

Cash and cash equivalents at beginning of period	2,002	63,503	-

Cash and cash equivalents at end of period	845,573	45,080	845,573

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

See accompanying notes to the interim consolidated financial statements.

ACRO Inc. (A Development Stage Company)
(formerly Medina International Corp.) and Subsidiary

Statement of Stockholders’ Equity (Deficit) (Unaudited)

	Shares	Amount	Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total Shareholders Equity (Deficit)

		$	$	$	$
Inception, May 22, 2002	-	-	-	-	-
Sale of common stock for cash	7,000,000	7,000	(2,000)	-	5,000
Net loss for the period	-	-	-	(3,131)	(3,131)
Balance, December 31, 2002	7,000,000	7,000	(2,000)	(3,131)	1,869

Services contributed by officers	-	-	3,500	-	3,500
Sale of common stock for cash	14,000,000	14,000	86,000	-	100,000
Offering costs	-	-	(4,509)	-	(4,509)
Net loss for the year	-	-	-	(18,539)	(18,539)
Balance, December 31, 2003	21,000,000	21,000	82,991	(21,670)	82,321

Net loss for the year	-	-	-	(21,670)	(21,497)
Balance, December 31, 2004	21,000,000	21,000	82,991	(43,167)	60,824

Net loss for the year	-	-	-	(157,665)	(157,665)
Balance, December 31, 2005	21,000,000	21,000	82,991	(200,832)	(96,841)

Issuance of Common Stock on January 19, 2006	10,100,006	10,100	33,186	-	43,286
Issuance of Common Stock on March 7, 2006*	1,188,000	1,188	1,087,781	-	1,088,969
Net loss for the period	-	-	-	(109,394)	(109,394)
Balance, March 31, 2006	32,288,006	32,288	1,203,958	(310,226)	926,020

*Net of $99,031 issuance expenses.

See accompanying notes to the interim consolidated financial statements

ACRO Inc. (A Development Stage Company)
(formerly Medina International Corp.) and Subsidiary

Notes to the Interim Consolidated Financial Statements as of March 31, 2006

Note 1 - Business

ACRO, Inc., (A Development Stage Company, “the Company”) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company originally was an oil and gas consulting company in Canada and in the United States however, during 2006, following a change in the controlling ownership and a private placement financing (see Note 5), the Company abandoned the oil and gas consulting business and entered into the homeland security market focusing mainly on the development and sale of products for the detection of peroxide based explosives.

Since its inception, the Company has no significant revenues and no material operations and in accordance with Statement of financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage enterprises”, the Company is considered a development stage company.

The Company’s principal activities have consisted of purchasing a patent; identify business opportunities and raising capital through the sale of its securities. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 22, 2002) through March 31, 2006 of

$ 310,226. The Company’s inability to raise additional capital over the next several months on terms and within an acceptable timeframe could force the Company to dramatically reduce its expenses, delay, scale back, or eliminate certain of its planned activities and operations, including its research and development activities, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 2 - Summary of Accounting Policies

A. Basis of Presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Interim Consolidated Balance Sheet information as of December 31, 2005 has been audited and was obtained from the Company’s annual Report on form 10-KSB for the year ended December 31, 2005.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

ACRO Inc. (A Development Stage Company)
(formerly Medina International Corp.) and Subsidiary

Notes to the Interim Consolidated Financial Statements as of March 31, 2006

Note 2 - Summary of Accounting Policies (cont’d)

B. Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

C. Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Israeli subsidiary Percival Ltd. All material intercompany transactions and balances have been eliminated in consolidation. The functional currency of the Israeli subsidiary is the U.S. dollar. Foreign exchange transaction gain and losses are included in income.

D. Cash equivalents

The company considers all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

E. Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

F. Recent accounting pronouncement

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment”. This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. As of January 1, 2006 the Company has adopted this statement. As of March 31, 2006, no stock-based awards have been granted. As a result, the Company has incurred no stock-based compensation expenses for the reported period.

Note 3 - Other Assets

In March 2006, the Company purchased a patent from Ehud Keinan (“Keinan”), a stockholder who holds 32.9% of the Company’s common shares, for $ 120,000. The patent is being amortized over the life of the asset which is estimated at 10 years.

ACRO Inc. (A Development Stage Company)
(formerly Medina International Corp.) and Subsidiary

Notes to the Interim Consolidated Financial Statements as of March 31, 2006

Note 4 - Loss Per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the respective period; after giving retroactive effect to the stock split that occurred during January 2006 (see Note 5). Warrants to purchase 1,188,000 shares of common stock, issued in March 2006 at an exercise price of $ 1.50 per share, were excluded from the computation of diluted net loss per share for the applicable three months ended March 31, 2006, because such warrants were anti-dilutive as we incurred a loss in this period, no warrants were outstanding as of March 31, 2005.

Note 5 - Stock Transactions

On January 25, 2006, the Company conducted a seven for one forward stock split of its authorized and outstanding shares of common stock. As a result, the authorized capital was increased from 50,000,000 to 350,000,000 shares of common stock. The stock split did not vary the par value of the common stock. All stock figures have been retroactively restated to reflect the stock split.

On January 19, 2006, the Company closed a private placement (“the January 2006 Private Placement”) consisting of 10,100,006 shares of common stock for total gross proceeds of approximately $ 43,286 in the form of a promissory note payable upon demand. The promissory note was paid in full in March 2006. In addition, pursuant to a share purchase agreement, two of the Company’s existing stockholders sold their entire interests in the Company to a new stockholder who also participated in the January 2006 Private Placement, resulting in a change in controlling stockholder ownership.

On March 15, 2006, the Company closed a second private placement (“the March 2006 Private Placement”) for a gross proceeds of $ 1,188,000, less issuance cost of $ 99,031, consisting of 1,188,000 shares of common stock, together with warrants to purchase 1,188,000 shares of common stock at an exercise price pf $ 1.50 per share, exercisable until March 15, 2008.

Note 6 - Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a limited liability company owned by Keinan (see Note 3), whereby Keinan has agreed to provide consulting services for a duration of three years at a monthly fee of $ 3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the three month period ending March 31, 2006, the Company incurred $ 3,000 for the consulting services provided by Keinan.

During the three month period ending March 31, 2006, the Company incurred $ 5,000 for consulting services provided by the Company’s Chairman of the Board of Directors.

The Company is currently using the address of the Chairman of the Board, on a rent-free basis, as its principle executive offices. There is no written lease agreement or other written contract for the use of his premises.

ACRO Inc. (A Development Stage Company)
(formerly Medina International Corp.) and Subsidiary

Notes to the Interim Consolidated Financial Statements as of March 31, 2006

Note 7 - Subsequent Events

Subsequent to the balance sheet date, the Company engaged a new consultant that will serve on the advisory board member which will get a grant of 83,333 restricted shares for each quarter that the member will continue to provide services to the Company.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “ACRO” means ACRO Inc., unless otherwise indicated.

General

Corporate Overview and History

We were incorporated under the laws of the State of Nevada on May 22, 2002 under the name Medina International Corp. On May 4, 2006, we changed our name to Acro Inc. We effected this change of name by merging our company with a wholly owned subsidiary of our corporation that we had formed specifically for this purpose. Our principal executive and head offices are located at 18 Halevna Street, Timrat, Israel 23840.

Since our inception our business has been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources. The primary services that we offered was conducting due diligence on petroleum and natural gas projects, identifying potential petroleum and natural gas projects available for acquisition by clients and the provision of professional services to petroleum and natural gas clients primarily in the technical areas of geology, geophysics and petroleum engineering. In order to have achieved the goal of offering those services at the standard we were aiming for, we should have retained a strong database of highly experienced consultants. We were not successful in retaining such consultants because of a lack of money and the difficulties involved in recruiting and hiring such qualified individuals.

We were not successful in fully implementing our initial business plan for the consulting services have decided to no longer offer consulting services to oil and gas companies. To better protect stockholder interests and provide future appreciation, management have conducted an in-depth analysis of our business and decided to find a product that we will be able to develop and license or sell. The product that we have found is a method of detecting peroxide based explosives.

Accordingly, on February 1, 2006, we announced that we had signed a patent purchase agreement with Dr. Ehud Keinan. The U.S. Patent No. 6,767,717 describes an invention that provides a method of detection of peroxide based explosives. Through a consulting services agreement that we signed at the same time, Dr. Ehud Keinan, the inventor of the method described in the patent, has agreed to provide consulting services to us in order to develop the patent into a commercially viable product.

From our inception until the decision to abandon the consulting services business on February 1, 2006, we have offered consulting services to oil and gas companies in Canada and the United States. As of March 31, 2006,

we did not realize any significant revenues from operations. Our principal activities consisted of raising capital through the sale of its securities.

Our Current Business

With the completion of the Patent Purchase Agreement to acquire U.S. Patent No. 6,767,717, we changed our current mission to leverage our technology in the field of explosive detection devices, to commercialize a series of products for accurate and immediate detection of explosives and other suspected substances such as drugs of abuse, biological contamination and others.

Description of Property

We are currently using the office and business premises of one of our directors, Gadi Aner, in Timrat, Israel, on a rent-free basis. The business premises consist of a single office. There is no written lease agreement or other written contract for the space use.

Competition

We will be competing with other developers and manufacturers of explosive detection device. Several corporate announcements have recently appeared in the media about efforts to develop devices that detect TATP. Most of these devices are based on air-sampling followed by spectral analysis using various methods. These instruments, which are quite heavy and expensive, are designed primarily for checkpoint stations, such as airports. Nevertheless, to the best of our knowledge, none of them can compete with our potential peroxide based explosive detection device, which is a small, disposable device, portable, easy to operate for quick analysis by anybody at any location. Another relevant development that has recently been introduced to the explosives detection market is a multipurpose portal, which is already in use at major airports. The leading company in this market is GE.

Intellectual Property

Our success will depend in part on our ability, and the ability of our future licensees, to obtain patent protection for our technology and processes we acquired under the Patent Purchase Agreement from Dr. Ehud Keinan. Under the Patent Purchase Agreement, we own the technology covered by United States Patent No. 6,767,717 issued on July 27, 2004.

The U.S. Patent No. 6,767,717 relates to the method for the detection of explosives. The intellectual property covered by U.S Patent No. 6,767,717 describes a method of detecting a peroxide-based explosive in a sample suspected of consisting of or comprising such explosive, which method comprises dissolving said sample in a suitable organic solvent, contacting the solution with an aqueous solution of a strong acid capable of decomposing said explosive to release hydrogen peroxide, and contacting the resulting mixture with a peroxidase enzyme.

Governmental Approval and Effect of Regulations

It is not expected that specific regulatory approval will be required before our potential explosive detection devices are brought into the market. The first solution contained in our prototype PET product is a strong acid. It is corrosive but not toxic when diluted. The other two solutions used in our prototype PET product are non-toxic. Since all three solutions in our prototype PET product are stored in close compartments inside the device, there is no chance of users touching any of them during the test. Upon mixing all three solutions, the resultant mixture is no longer acidic, it is non-toxic, is of no biological hazard. Therefore, the used apparatus can be discarded in any trash can.

We plan to work with governmental bodies, such as the Technical Support Working Group in the US and other government agencies, to ensure that our products meet their specific requirements. The Technical Support Working Group is a US national forum that identifies, prioritizes, and coordinates interagency and international research and development requirements for combating terrorism. The Technical Support Working Group assists to develop technologies and equipment to meet the high priority needs of the combating terrorism community, and addresses joint international operational requirements through cooperative research and development. Israel is a designated partner of the Technical Support Working Group.

PRODUCTS

We are currently developing and testing a prototype of our first product called the Peroxide Explosives Tester or PET. PET is a small pen like probe, included in a mobile kit for determining the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. PET has designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, small size and cost effectiveness. We anticipate that PET may be launched in the year ending December 31, 2006. However, we cannot assure you that our development and testing of PET will be successful or that PET will gain commercial acceptance in the marketplace.

The PET prototype is a small, pen like device (Figure 1) a sample is collected or swiped with a silicone rubber based test pad, which is reinserted into the device. If TATP is present, the resulting solution turns a green-blue color. Even trace amounts will provide a suitable indication.

We plan to follow PET with additional future products utilizing our proprietary technologies and public domain methods for detecting other explosives. These products are expected to include:

Air Sampling – a sniffer device for detecting explosives in the air, not only on direct contact, for integration in explosive detection systems to give them TATP screening capability.

Multi-Test – a version of the PET, making mass screening for TATP possible.

Multi-Substance – kits combining peroxide detection with testing for other explosive materials.

Additional Substances – applying both the contact and sniffer technologies for portable kits for detecting drugs, contamination and other illicit substances.

The Multi-Test version will be based on the same chemistry with one significant difference, that the three solutions will be released from large dispensers rather than from one-time ampoules. Availability of the multi-test PET will enable the graduation of the PET from a single use device for testing items which have been identified as suspicious to a system that can be used to routinely check large numbers of people or objects, thereby providing highly effective screening.

With marginal additional cost per check, the Multi-Test PET will be useable in high volume locations such as airports and other mass transport sites. It will also be applicable to checking staff and others entering factories, airports and other sensitive locations, where security is a main priority, but where 100% screening is impractical using current methods.

Research and Development

Our company’s research and development efforts will be focused on enhancing our potential explosive detection products, including the periodic redesign of products and the incorporation of new technologies to improve the performance and design of new product lines and the expansion and adaptation of existing prototype PET product. Our company will conduct all of the research and development of our products. During the next 12 months to March 15, 2007, we anticipate spending approximately $449,000 on research and development.

Employees

We currently have three employees, consisting of our Chairman of the Board, Mr. Gadi Aner, our Chief Executive Officer, Yami Tarsi, and our Acting Chief Financial Officer, Jacob Bar-Shalom. We may hire an additional three employees over the next 12 month period, including a Chief Operating Officer, Technician, Technical Designer, Sales Agent and Manager and other administrative staff. We plan to outsource contract employment as needed.

We have entered into a Consulting Services Agreement with BioTech Knowledge LLC, a company wholly owned by Dr. Keinan. We will pay BioTech Knowledge LLC a monthly fee of $3,000 for consulting services to be provided by Dr. Keinan to our company.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2007.

Recent Sales of Unregistered Securities

On January 19, 2006, we closed a private placement consisting of 1,442,858 shares (10,100,006 shares post-split) of our common stock at a pre-split price of $0.03 per share (for gross proceeds of $43,285.74) . We received promissory notes for the full amount, payable upon our demand. We issued the securities to eight (8) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one (1) U.S. Accredited Investor (as this term is defined in Regulation D under the 1933 Act). On March 21, 2006, we demanded payment on the promissory notes and received full proceeds of $43,285.74.

On March 15, 2006, we completed a private placement for $1,188,000 by issuing 1,188,000 units of our securities at $1.00 per unit, with each unit comprising one share of our common stock and one share purchase warrant to purchase one share of our common stock at the price of $1.50 per share. We paid a finder’s fee in cash equal to 8% on $1,100,000 of the proceeds raised to two finders.

Plan of Operation

Our primary objectives over the 12 months ending March 31, 2007, will be to develop and commercialize the detection device for peroxide based explosive using the intellectual property covered in U.S. Patent No. 6,767,717. Pursuant to the consulting agreement Dr. Keinan, the inventor of the detection device described in the Patent, will provide us with consultant services and will continue to work on the development of the product into a marketable device.

Cash Requirements

For the next 12 months we plan to expend a total of approximately $1,439,000 in implementing our new business plan of developing and commercializing out potential explosive detection devise. We will be obligated to pay BioTech Knowledge LLC, a wholly owned company of Dr. Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. There are no assurances that we will be able to obtain the amount required for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

During the three month period ended March 31, 2006, we incurred a loss of $109,394, compared to a net loss of $49,214 for the comparable period in 2005. No revenue was generated in 2006 or 2005. During 2006, we incurred $110,499 of operating expenses, comprising primarily of $22,013 for research and development costs, $48,302 for legal costs, $20,000 for the audit of our December 31, 2005 financial statements and for the review of our March 31, 2006 financial statements by our independent auditor and $17,800 for professional services costs incurred to identify business opportunities for us.

In 2005, we incurred $157,665 of operating expenses, comprising primarily of $139,905 for due diligence services and $11,010 for accounting and administrative services.

At March 31, 2006, we had a working capital of $845,573.

At March 31, 2006, our company had total assets of $965,080, which consisted mainly of cash of $845,573 and intangible assets of $119,507.

At March 31, 2006, our company’s total liabilities were $39,060.

We had no revenues in the three months ended March 31, 2006, and no revenues since inception to March 31, 2006 . We do not expect to purchase or sell any significant equipment. We do not expect any significant changes in the number of our employees.

Going Concern

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have historically incurred losses, and through March 31, 2006 have incurred losses of $310,226 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow for operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations are insufficient to meet our ongoing capital requirements, we will have to raise additional working capital by means of private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations and if we are unable to raise additional funds we may cease operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended December 31, 2005, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with our management’s discussion of our financial condition, liquidity and capital resources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Relating to Our Business

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred net losses of $157,665 for the year ended December 31, 2005 and $21,497 for the year ended December 31, 2004. On December 31, 2005, we had cash of $2,002. We anticipate that we will require up to approximately $1,439,000 to fund the implementation of our new business plan and research and development for our potential explosive detection products for the next 12 month period. Although we intend to raise the money required to fund our operations during this period of time from the sale of our equity securities, there can be no assurance that we will be able to do so. These circumstances caused our independent auditors to include an explanatory paragraph in their report dated March 2, 2006, regarding their concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have only recently completed our acquisition of U.S. Patent No. 6,767,717 and our company has no operating history in the business of research and development of explosive detection device. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful development and commercialization of our potential explosive detection products. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop a useful explosive detection device or achieve commercial acceptance of our potential explosive detection device or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have acquired rights to certain patented intellectual property; however, we may not be successful in developing or marketing commercially viable products incorporating the intellectual property, which could add expense and delay operations.

We only recently acquired U.S. Patent No. 6,767,717 and its related technology for our potential explosive detection products but have not yet commercially exploited such intellectual property through the development of final products. We may never be able to develop or market products incorporating the intellectual property.

There is uncertainty over whether intellectual property we acquired infringes on the rights of third parties, which could add expense and delay operations.

We recently acquired U.S. Patent No. 6,767,717 from Dr. Ehud Keinan for $120,000. While Dr. Keinan has represented to us that, to the best of his knowledge, the explosive detection technology covered by the Patent does not infringe on the rights of any third party, neither Dr. Keinan nor our company undertook a formal patent search or other investigation as to whether the detection technology infringes on the rights of any third party. In the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology and we may be liable for damages to the third party upon whose technology we may have infringed.

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

We will have to compete against companies that are also in the development, manufacturing and sales of explosive detection devices. We may be unable to effectively compete in the marketplaces in which we plan to operate. There are several other explosive detection providers that have significant inroads to the market sector. There are also government compliance issues that certain of our competitors in this field have already overcome.

Our principal research and development facilities will be located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of our business operations without warning.

Our principal research and development facilities will be located in Israel. As a result, we will be directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and, since September 2000, involving the Palestinian population, and a state of hostility, varying in degree and intensity, has led to security problems in Israel. Acts of random terrorism periodically occur which could affect our operations or personnel.

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

Furthermore, if we employ officers or employees in the Israel in the future, they may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time. All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 45 and 54 years old, depending upon the nature of their military service.

Because our officers and some of our directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Our officers, including Messrs. Gadi Aner, Yami Tarsi and Mr. Jacob Bar-Shalom and some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Shares of our common stock are eligible for quotation on the National Association of Securities Dealers Inc.’s OTC Bulletin Board but there has been no trade in our common stock. We cannot provide our investors with any assurance that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Yami Tarsi, and Chief Financial Officer, Mr. Jacob Bar-Shalom. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

On January 19, 2006, we closed a private placement consisting of 1,442,858 shares (10,100,006 shares post-split) of our common stock at a pre-split price of $0.03 per share for gross proceeds of $43,285.74. We received promissory notes for the full amount, payable upon our demand. We issued the securities to eight (8) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one (1) U.S. Accredited Investor (as this term is defined in Regulation D under the 1933 Act).

On March 15, 2006, we completed a private placement for $1,188,000 by issuing 1,188,000 units of our securities at $1.00 per unit, with each unit comprising one share of our common stock and one share purchase warrant to purchase one share of our common stock at the price of $1.50 per share. We paid a finder’s fee in cash equal to 8% on $1,100,000 of the proceeds raised to two finders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

N/A.

Item 6. Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation as amended (incorporated by reference from our registration statement on Form SB-2 filed November 21, 2003).

3.2	Bylaws dated February 25, 2005 (incorporated by reference from our current report on Form 8-K filed March 17, 2005 and March 21, 2005).

(10)	Material Contracts

10.1	Finder’s Fee Agreement between the Registrant and David Sidoo dated March 8, 2005 (incorporated by reference from our current report on Form 8-K filed March 17, 2005 and March 21, 2005).

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.5	Employment Agreement between the Registrant and Yami Tarsi (incorporated by reference from our current report on Form 8-K filed May 12, 2006).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics and Compliance Program (Incorporated by reference from our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005).

(16)	Letter on Change in Certifying Accountant

16.1	Letter dated March 6, 2006 from Wheeler Wasoff, P.C. regarding change in independent accountant (incorporated by reference from our current report on Form 8-K/A filed March 6, 2006).

(21)	Subsidiaries

21.1	Percival Ltd., Israel

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

99.1	Stamped Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada (incorporated by reference from our current report on Form 8-K/A filed February 13, 2006).

(31)	Section 302 Certification

31.1	Certification of Yami Tarsi

31.2	Certification of Jacob Bar-Shalom

(32)       Section 906 Certification

32.1	Certification of Yami Tarsi

32.2	Certification of Jacob Bar-Shalom

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC.

By:	/s/ Yami Tarsi
Yami Tarsi, Chief Executive Officer
(Principal Executive Officer)
Date: May 17, 2006

By:	/s/ Jacob Bar-Shalom
Jacob Bar-Shalom, Acting Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Yami Tarsi
Yami Tarsi, Chief Executive Officer
Date: May 17, 2006

By:	/s/ Jacob Bar-Shalom
Jacob Bar-Shalom, Acting Chief Financial Officer
Date: May 17, 2006