Form 10QSB
period 2006-06-30
ACRO INC.
filed 2006-08-07
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number 000-50482

ACRO INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0377767

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Halevna Street, Timrat, Israel 23840

(Address of Principal Executive Offices)

+972 4 604 0483

(Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

32,288,006 shares of common stock issued and outstanding at July 31, 2006

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

PART I

Item 1.  Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRO Inc.
(formerly Medina International Corp.)
(A Development Stage Company)
Consolidated
Financial Statements
For the Quarter Ended June 30, 2006 and
for the Period from Inception (May 22,
2002) through June 30, 2006
(Unaudited)

ACRO Inc. (formerly Medina International Corp.)
(A Development Stage Company)
Consolidated Balance Sheets, (Unaudited)

	June 30	December 31
	2006	2005
	$	$

Assets

Current assets:
Cash and cash equivalents	698,311	2,002
Prepaid expenses and other current assets	109,998	46

Total current assets	808,309	2,048

Other non-current assets	2,544	-
Property and equipment, net	1,622	-
Intangible assets, net	116,507	-

Total assets	928,982	2,048

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	151,786	98,889

Total current liabilities	151,786	98,889

Commitments (Note 9)

Stockholders' (deficit) equity:
Common stock; $0.001 par value; 350,000,000 shares authorized;
32,288,006 and 21,000,000 shares issued and outstanding as of
June 30, 2006 and December 31, 2005, respectively	32,288	21,000
Additional paid-in capital	1,376,302	82,991
Accumulated deficit	(631,394)	(200,832)

Total stockholders' equity (deficit)	777,196	(96,841)

Total liabilities and stockholders' equity (deficit)	928,982	2,048

See accompanying notes to the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.)
(A Development Stage Company) Consolidated Financial Statements
Consolidated Statements of Operations, (Unaudited)

	Three months ended June 30		Six months ended June 30		Cumulative from inception (May 22, 2002) to June 30, 2006
	2006	2005	2006	2005
	$	$	$	$	$

Revenues	-	-	-	-	7,130

Costs and expenses :
Research and development	34,429	-	56,442	-	56,442
General and administrative	289,325	49,214	377,811	57,230	585,773

Total operating expenses	323,754	49,214	434,253	57,230	642,215

Operating loss	(323,754)	(49,214)	(434,253)	(57,230)	(635,085)

Interest income, net	2,333	-	3,165	-	3,165
Other income, net	253	-	526	-	526

Net loss	(321,168)	(49,214)	(430,562)	(57,230)	(631,394)

Basic and diluted net loss
per common share	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average shares
used in computing basic
and diluted net loss per
common share	32,288,006	21,000,000	30,742,083	21,000,000

See accompanying notes to the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.)
(A Development Stage Company) Consolidated Financial Statements
Statement of Stockholders' Equity (Deficit), (Unaudited)

	Shares	Common stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
		$	$	$	$

Inception, May 22, 2002	-	-	-	-	-

Sale of common stock for cash	7,000,000	7,000	(2,000)	-	5,000
Net loss for the period	-	-	-	(3,131)	(3,131)

Balance, December 31,
2002	7,000,000	7,000	(2,000)	(3,131)	1,869

Services contributed by
officers	-	-	3,500	-	3,500
Sale of common stock for
cash	14,000,000	14,000	86,000	-	100,000
Offering costs	-	-	(4,509)	-	(4,509)
Net loss for the year	-	-	-	(18,539)	(18,539)

Balance, December 31,
2003	21,000,000	21,000	82,991	(21,670)	82,321

Net loss for the year	-	-	-	(21,497)	(21,497)

Balance, December 31,
2004	21,000,000	21,000	82,991	(43,167)	60,824

Net loss for the year	-	-	-	(157,665)	(157,665)

Balance, December 31,
2005	21,000,000	21,000	82,991	(200,832)	(96,841)

Issuance of Common
Stock on
January 19, 2006	10,100,006	10,100	33,186	-	43,286
Issuance of Common
Stock on
March 15, 2006	1,188,000	1,188	1,186,812	-	1,188,000
Offering costs			(99,031)	-	(99,031)

Stock-based compensation
to non-employees	-	-	172,344	-	172,344
Net loss for the period	-	-	-	(430,562)	(430,562)

Balance, June 30, 2006	32,288,006	32,288	1,376,302	(631,394)	777,196

See accompanying notes to the consolidated financial statements

ACRO Inc. (formerly Medina International Corp.)
(A Development Stage Company) Consolidated Financial Statements
Consolidated Statements of Cash Flows, (Unaudited)

	Six months ended June 30		Cumulative from inception (May 22, 2002) to June 30, 2006
	2006	2005
	$	$	$

Cash flows from operating activities:
Net loss	(430,562)	(57,230)	(631,394)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,539	-	3,539
Stock-based compensation	172,344	-	172,344

Changes in operating assets and liabilities:
Prepaid expenses and other assets (current & non-current)	(112,496)	(588)	(112,542)
Accounts payable and accrued liabilities	52,897	13,122	151,786

Net cash used in operating activities	(314,278)	(44,696)	(416,267)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,668)	-	(1,668)
Purchase of intangible assets	(120,000)	-	(120,000)

Net cash used in investing activities	(121,668)	-	(121,668)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,132,255	-	1,236,246

Net cash provided by financing activities	1,132,255	-	1,236,246

Net increase (decrease) in cash and cash equivalents	696,309	(44,696)	698,311

Cash and cash equivalents at beginning of period	2,002	63,503	-

Cash and cash equivalents at end of period	698,311	18,807	698,311

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	-

See accompanying notes to the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.)
(A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of June 30, 2006

Note 1 – Business

ACRO, Inc., (A Development Stage Company), (“the Company”) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company originally was an oil and gas consulting company in Canada and in the United States however, during 2006, following a change of control and a private placement financing (see Note 6), the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of peroxide based explosives for the homeland security market.

Since its inception, the Company has no significant revenues and no material operations and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 22, 2002) through June 30, 2006 of $ 631,394. The Company’s inability to raise additional capital over the next several months on terms and within an acceptable timeframe could force the Company to dramatically reduce its expenses, delay, scale back, or eliminate certain of its planned activities and operations, including its research and development activities, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 2 – Summary of Accounting Policies

A.	Basis of Presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Consolidated Balance Sheet information as of December 31, 2005, included herein, has been derived from the audited consolidated balance sheet as of December 31, 2005, included in the Company’s Annual Report on form 10-KSB for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2 – Summary of Accounting Policies (cont’d)

B.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Israeli subsidiary ACROSEC Ltd. (formerly known as Percival Ltd.). All material intercompany transactions and balances have been eliminated in consolidation.

D.	Cash equivalents

The Company considers all short term, highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

E.	Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

F.	Foreign currency translation

The Company considers the functional currency of the parent and subsidiary companies to be in US Dollars. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses, which to date have not been material, are included in the Consolidated Statements of Operations.

Note 3 – Property and Equipment, Net

	Estimated useful life (years)	June 30 2006	December 31 2005
		$	$

Computer equipment	3	1,668	-
Less - accumulated depreciation and amortization		46	-

		1,622	-

Depreciation expense for the three months ended June 30, 2006, 2005 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2006 was $46, $0 and $46, respectively.

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Ehud Keinan (“Keinan”), a stockholder who holds 32.9% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three and six months ended June 30, 2006 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2006 was $3,000, $3,493 and $ 3,493, respectively.

Note 5 – Loss Per Share

The Company computes basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the respective period; after giving retroactive effect to the stock split that occurred during January 2006 (see Note 6). Warrants to purchase 1,188,000 shares of common stock, issued in March 2006 at an exercise price of $ 1.50 per share, were excluded from the computation of diluted net loss per share for the applicable three and six months ended June 30, 2006, as such warrants were anti-dilutive since the Company incurred a loss in these periods. No warrants were outstanding as of June 30, 2005 and December 31, 2005.

Note 6 – Stock Transactions

On January 25, 2006, the Company effected a seven for one stock split of its authorized and outstanding shares of common stock. As a result, the authorized capital was changed from 50,000,000 to 350,000,000 shares of common stock. The stock split did not vary the par value of the common stock. All stock figures have been retroactively restated to reflect the stock split.

Note 6 – Stock Transactions (cont’d)

On January 19, 2006, the Company consummated a private placement (“the January 2006 Private Placement”) pursuant to which the Company issued to certain investors 10,100,006 shares of common stock in consideration of a promissory note payable upon demand issued by such investors to the company, in an aggregate gross proceeds of approximately $ 43,286. The promissory note was paid in full by such investors in March 2006. In addition, pursuant to a share purchase agreement, two of the Company’s existing stockholders sold their entire interests in the Company to a new stockholder who also participated in the January 2006 Private Placement, resulting in a change of control in the Company.

On March 15, 2006, the Company consummated a second private placement (“the March 2006 Private Placement”) pursuant to which the Company issued to certain investors 1,188,000 shares of common stock, together with warrants to purchase 1,188,000 shares of common stock at an exercise price of $1.50 per share, exercisable until March 15, 2008 in consideration of an aggregate gross proceeds of $1,188,000, less offering costs of $99,031.

Note 7 – Equity Based Compensation

In April 2006, the Company engaged a consultant to serve on the advisory board. The consultant will receive a grant of 83,333 shares of common stock for each quarter of service on the advisory board provided to the Company. At June 30, 2006, the consultant was entitled to receive 83,333 shares for services during the second quarter of 2006 with a fair market value of $166,666.

In April 2006, the Company’s subsidiary, ACROSEC Ltd., entered into an employment agreement for a new Chief Executive Officer (“CEO”) for the subsidiary and for the Company. The CEO will receive a monthly salary of $7,600 and shall be entitled to participate in the Employee Stock Incentive Plan, when such a plan is adopted by the Company. According to his employment agreement, the CEO shall be issued up to 968,640 restricted shares of Common Stock or options to buy such shares, representing 3% of the Company’s issued and outstanding share capital. These restricted shares of Common Stock or options shall be subject to a vesting period of 3 years starting on April 23, 2006. As of June 30, 2006, no approval was made by the Board of Directors for a grant of restricted Common Stock or options to the CEO, as such, no compensation expense was incurred by the Company for the reported period.

In May 2006, the Company engaged an additional consultant to serve on the advisory board. The consultant will receive a grant of 8,333 shares of common stock for each quarter of service on the advisory board provided to the Company, not to exceed 100,000 shares. At June 30, 2006, the consultant was entitled to receive 2,839 shares for services during the second quarter of 2006 with a fair market value of $5,678.

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment”. This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. As of January 1, 2006 the Company has adopted this statement. As of June 30, 2006, no options or common stock have been granted or issued however, stock-based awards amounting to 86,172 shares have been earned by consultants. As a result, the Company has incurred stock-based compensation expenses of $172,344 for the reported periods ended June 30, 2006. The Company incurred no stock-based compensation expense for the period ended June 30, 2005.

Note 8 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a limited liability company wholly-owned by Keinan (see Note 4), whereby Keinan has agreed to provide consulting services for a duration of three years at a monthly fee of $ 3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the six month period ended June 30, 2006, the Company incurred $ 12,000 for the consulting services provided by Keinan. In addition to the consulting agreement, the Company purchased a patent from Keinan in March 2006 (see Note 4).

During the six month period ending June 30, 2006, the Company incurred approximately $ 24,300 for consulting services provided by the Company’s Chairman of the Board of Directors.

The Company is currently using the address of the Chairman of the Board, on a rent-free basis, as its principle executive offices. There is no written lease agreement or other written contract for the use of his premises.

During the six-month period ended June 30, 2005, the Company incurred $4,625 for accounting and administrative services provided by a company owned by a former director of the Company.

Note 9 – Commitments

On June 7, 2006, the Company entered into a vehicle operating lease with a term of 36 months ending on June 6, 2009. The minimum future lease payments under the lease at June 30, 2006 are:

Amount
$

Year ending December 31,
2006	4,456
2007	8,904
2008	8,904
2009	3,854

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common stock” refer to our shares of common stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “ACRO” means ACRO Inc., unless otherwise indicated.

General

We develop products for the detection of peroxide-based explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002 under the name Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly owned subsidiary, Acrosec Ltd, which is incorporated under the laws of the State of Israel. Our principal executive and head offices are located at 18 Halevna Street, Timrat, Israel 23840.

We have incurred losses in each year since our inception. We have not had revenues from operations in each of the last two fiscal years.

Plan of Operation

Our primary objectives over the 12 month period are to develop, manufacture, and commercialize our first product called the Peroxide Explosives Tester or PET, which is a detection device for peroxide-based explosives using the intellectual property covered in U.S. Patent No. 6,767,717.

Furthermore, we plan to continue to set up our base of operations in Israel as our main Research & Development base, and to initiate international Marketing & Sales capabilities in order to reach our international market base worldwide.

Purchase or Sale of Equipment

Within the next 6 months, we will purchase molds and other assembly devices which are necessary to produce the plastic parts of our product. The total value of such equipment is estimated at $95,000. We do not intend to purchase any other significant equipment over the twelve month period.

Cash Requirements

At June 30, 2006, we had a working capital of $656,523, which in accordance with our current monthly expenses will satisfy our cash requirement only until June 30, 2007. We plan to secure additional funds by secondary offerings or private placement during the next 12 months. There are no assurances that we will be able to obtain sufficient cash for our continued operations. In such event that we do not raise sufficient additional funds by secondary offering or private placement, we will consider alternative financing options, if any, or be forced to scale down our operations.

Financial Condition, Liquidity and Capital Resources

During the three months ended June 30, 2006, we incurred a loss of $321,168, compared to a net loss of $49,214 for the comparative period in 2005. During the six months ended June 30, 2006, we incurred a loss of $430,562, comparable to a net loss of $57,230 for the comparative period in 2005.

During the six months ended June 30, 2006, we incurred $434,253 of operating expenses, comprised primarily of $56,442 for research and development costs, $172,344 for stock-based compensation expenses, $94,567 for legal costs, $25,000 for the audit of our December 31, 2005 financial statements and for the review of our March 31, 2006 and June 30, 2006 financial statements by our independent auditor.

During the six months ended June 30, 2005, we incurred $57,230 of operating expenses, comprising primarily of $47,189 for due diligence services and $10,041 for accounting, administrative, and consulting services.

At June 30, 2006, we had a working capital of $656,523.

At June 30, 2006, our company had total assets of $928,982, which consisted mainly of cash of $698,311, intangible assets of $116,507, and prepaid expenses and other current assets of 109,998.

At June 30, 2006, our company’s total liabilities were $151,786.

We had no revenues during the six months ended June 30, 2006, and no significant revenues from the period from inception through June 30, 2006.

Going Concern

The continuation of our business is dependent upon our raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We have historically incurred losses, and through June 30, 2006, we have incurred losses of $631,394 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended December 31, 2005, contained a going concern qualifier. The qualifier explanatory paragraph contained in their audit report should be read in connection with management’s discussion of our financial condition, liquidity and capital resources.

Product in Development

For the next 12 months, we plan to develop, manufacture and commercialize our first product called the Peroxide Explosives Tester or PET. PET is a small disposable pen like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. PET has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, small size and cost effectiveness. Our product candidate is in an early stage of development and its risk of failure is high. To date, the data supporting our development programs is derived solely from laboratory and limited early stage trials that were not all designed to be statistically significant or proof-of-concept trial, some of which are exploratory in nature. It is impossible to predict when or if our product candidates will prove effective. We cannot assure you that our development and testing of PET will be successful or that PET will gain commercial acceptance in the marketplace.

We may follow PET with additional future products utilizing our proprietary technologies and public domain methods for detecting other explosives, however, we currently do not have concrete plans or are developing any other products.

Employees

We currently have one employee, Yami Tarsi, who serves as our Chief Executive Officer. We also hired the services of both Gadi Aner who serves as our Chairman and Jacob Bar-Shalom, who serves as our Acting Chief Financial Officer. We may hire an additional three employees over the next 12 month period, including a Chief Operating Officer, Technician, and other administrative staff. We may outsource contract employment as needed.

OFF-BALANCE SHEET ARRANGEMENTS

We have a lease agreement for the lease of company’s car for the duration of 36 months since June 7th, 2006. According to this agreement, we have a liability to pay $742 per month for the duration of the lease agreement.

Item 3. Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our quarterly report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, is appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

N/A.

Item 6. Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006 (incorporated by reference from our current report on Form 8-K filed May 4, 2006).

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation as amended (incorporated by reference from our registration statement on Form SB-2 filed November 21, 2003)

3.2.	Stamped Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada (incorporated by reference from our current report on Form 8-K/A filed February 13, 2006)

3.3	Bylaws dated February February 25, 2005 (incorporated by reference from our current report on Form 8-K filed March 21, 2005).

(10)	Material Contracts

10.1	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.2	Consulting Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.3	Letter of Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.4	Employment Agreement between the Registrant and Yami Tarsi (incorporated by reference from our current report on Form 8-K filed May 12, 2006).

10.5	Advisory Board Agreement between the Registrant and Mr. Ehud Barak (incorporated by reference from our current report on Form 8-K filed April 7, 2006).

10.6	Advisory Board Agreement between the Registrant and Prof. Richard Lerner (incorporated by reference from our current report on Form 8-K filed June 5, 2006).

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC. By: /s/ Yami Tarsi —————————————— Yami Tarsi, Chief Executive Officer (Principal Executive Officer) Date: August 6, 2006

By: /s/ Jacob Bar-Shalom —————————————— Jacob Bar-Shalom, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: August 6, 2006