Form 10QSB
period 2006-09-30
ACRO INC.
filed 2006-11-09
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-50482

ACRO INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0377767

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Jabotinsky St, Aviv Tower , Ramat Gan 52520, Israel

(Address of Principal Executive Offices)

972-3-6134921

(Issuer’s Telephone Number, Including Area Code)

Former Address: 18 Halevna Street, Timrat, Israel 23840

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

64,748,356 shares of common stock issued and outstanding at October 31, 2006

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ACRO Inc. (formerly Medina International Corp.) (a Development Stage Company) Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31, 2005
	$	$

Assets

Current assets:
Cash and cash equivalents	530,136	2,002
Prepaid expenses and other current assets	34,026	46

Total current assets	564,162	2,048

Other non-current assets	4,913	-
Property and equipment, net	79,555	-
Intangible assets, net	113,507	-

Total assets	762,137	2,048

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	113,733	98,889

Total current liabilities	113,733	98,889

Commitments (Note 9)

Stockholders' equity (deficit):
Common stock; $0.001 par value; 700,000,000 shares authorized
64,748,356 and 42,000,000 shares issued and outstanding as of
September 30, 2006 and December 31, 2005, respectively	64,748	21,000
Additional paid-in capital	1,619,656	82,991
Accumulated deficit	(1,036,000)	(200,832)

Total stockholders' equity (deficit)	648,404	(96,841)

Total liabilities and stockholders' equity (deficit)	762,137	2,048

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30		Nine months ended September 30		Cumulative from inception (May 22, 2002) to September 30, 2006
	2006	2005	2006	2005
	$	$	$	$	$

Revenues	-	-	-	-	7,130

Costs and expenses :
Research and development	11,684	-	68,126	-	68,126

General and administrative*	395,000	6,398	771,712	63,628	979,674

Total operating expenses	406,684	6,398	839,838	63,628	1,047,800

Operating loss	(406,684)	(6,398)	(839,838)	(63,628)	(1,040,670)
Interest income, net	2,072	-	4,138	-	4,138

Other income, net	6	-	532	-	532

Net loss	(404,606)	(6,398)	(835,168)	(63,628)	(1,036,000)

Basic and diluted net loss
per common share	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average shares
used in computing basic
and diluted net loss per
common share	64,622,845	42,000,000	62,541,889	42,000,000

* Includes $172,344 and $448,158 in stock-based compensation to non-employees for the three and nine months ended September 30, 2006, respectively.

See accompanying notes to the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)

	Shares	Common stock	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
		$	$	$	$

Inception, May 22, 2002	-	-	-	-	-

Sale of common stock for cash	14,000,000	14,000	(9,000)	-	5,000
Net loss for the period	-	-	-	(3,131)	(3,131)

Balance as at
December 31, 2002	14,000,000	14,000	(9,000)	(3,131)	1,869
Services contributed by officers	-	-	3,500	-	3,500
Sale of common stock
for cash	28,000,000	28,000	72,000	-	100,000
Offering costs	-	-	(4,509)	-	(4,509)
Net loss for the year	-	-	-	(18,539)	(18,539)

Balance as at December 31, 2003	42,000,000	42,000	61,991	(21,670)	82,321
Net loss for the year	-	-	-	(21,497)	(21,497)

Balance as at December 31, 2004	42,000,000	42,000	61,991	(43,167)	60,824
Net loss for the year	-	-	-	(157,665)	(157,665)

Balance as at December 31, 2005	42,000,000	42,000	61,991	(200,832)	(96,841)
Issuance of common
stock on January 19, 2006	20,200,012	20,200	23,086	-	43,286
Issuance of common stock on March 15, 2006	2,376,000	2,376	1,185,624	-	1,188,000
Offering costs			(99,031)	-	(99,031)
Issuance of common stock on September 5, 2006	172,344	172	(172)	-	-
Stock-based compensation
to non-employees	-	-	448,158	-	448,158
Net loss for the period	-	-	-	(835,168)	(835,168)

Balance as at
September 30, 2006	64,748,356	64,748	1,619,656	(1,036,000)	648,404

See accompanying notes to the consolidated financial statements

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30		Cumulative from inception (May 22, 2002) to September 30, 2006
	2006	2005
	$	$	$

Cash flows from operating activities:
Net loss	(835,168)	(63,628)	(1,036,000)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	11,409	-	11,409
Stock-based compensation	448,158	-	448,158

Changes in operating assets and liabilities:
Prepaid expenses and other assets (current and non-current)	(38,893)	(631)	(38,939)
Accounts payable and accrued liabilities	14,844	17,600	113,733

Net cash used in operating activities	(399,650)	(46,659)	(501,639)

Cash flows from investing activities:
Purchase of property and equipment	(84,471)	-	(84,471)
Purchase of intangible assets	(120,000)	-	(120,000)

Net cash used in investing activities	(204,471)	-	(204,471)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,132,255	-	1,236,246

Net cash provided by financing activities	1,132,255	-	1,236,246

Net increase (decrease) in cash and cash equivalents	528,134	(46,659)	530,136

Cash and cash equivalents at beginning of period	2,002	63,503	-

Cash and cash equivalents at end of period	530,136	16,844	530,136

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-

See accompanying notes to the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2006

Note 1 – Business

ACRO, Inc. (a development Stage Company) (“the Company”), was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company originally was an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing (see Note 6), the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of peroxide based explosives for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (May 22, 2002) through September 30, 2006 of $1,036,000. The Company’s inability to raise additional capital over the next several months on terms and within an acceptable timeframe could force the Company to dramatically reduce its expenses, delay, scale back, or eliminate certain of its planned activities and operations, including its research and development activities, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 2 – Summary of Accounting Policies

A.	Basis of presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Consolidated balance sheet information as of December 31, 2005 included herein was derived from the audited consolidated balance sheet as of December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2006

Note 2 – Summary of Accounting Policies (cont’d)

B.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

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

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2006

Note 3 – Property and Equipment, Net

	Estimated useful life (years)	September 30 2006	December 31 2005
		$	$

Computer equipment	3	3,306	-
Production equipment	3	81,165	-
Less - accumulated depreciation and amortization		4,916	-

		79,555	-

Depreciation expense for the three months ended September 30, 2006 and 2005 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2006 was $4,870, $0 and $4,916, respectively.

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Ehud Keinan (“Keinan”), a stockholder who holds 32.9% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three and nine months ended September 30, 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2006 was $3,000, $6,493 and $6,493, respectively.

Note 5 – Loss per Share

The Company computes basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the respective period; after giving retroactive effect to the stock splits that occurred during January 2006 and subsequent to the balance sheet date (effective October 30, 2006) (see Note 6). Warrants to purchase 2,376,000 shares of common stock, issued in March 2006 at an exercise price of $0.75 per share, were excluded from the computation of diluted net loss per share for the applicable three and nine months ended September 30, 2006, as such warrants were anti-dilutive since the Company incurred a loss in these periods. No warrants were outstanding as of September 30, 2005 and December 31, 2005.

Note 6 – Stock Transactions

On January 25, 2006, the Company effected a seven-for-one stock split of its authorized and outstanding shares of common stock. As a result, the authorized capital was changed from 50,000,000 to 350,000,000 shares of common stock. The stock split did not vary the par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2006

Note 6 – Stock Transactions (cont’d)

On January 19, 2006, the Company consummated a private placement (“the January 2006 Private Placement”) pursuant to which the Company issued to certain investors 20,200,012 shares of common stock in consideration of a promissory note payable upon demand issued by such investors to the company, in an aggregate gross proceeds of approximately $43,286. The promissory note was paid in full by such investors in March 2006. In addition, pursuant to a share purchase agreement, two of the Company’s existing stockholders sold their entire interests in the Company to a new stockholder who also participated in the January 2006 Private Placement, resulting in a change of control in the Company.

On March 15, 2006, the Company consummated a second private placement (“the March 2006 Private Placement”) pursuant to which the Company issued to certain investors 2,376,000 shares of common stock, together with warrants to purchase 2,376,000 shares of common stock at an exercise price of $0.75 per share, exercisable until March 15, 2008 in consideration of aggregate gross proceeds of $1,188,000, less offering costs of $99,031.

On September 5, 2006, pursuant to advisory board agreements entered into during the second quarter of 2006 (see note 7), the Board of Directors approved the issuance of 172,344 shares of common stock to consultants for advisory board services received during the second quarter of 2006.

On October 21, 2006, the Company’s Board of Directors approved a 2:1 stock split effective October 30, 2006. As a result, the authorized capital will change from 350,000,000 to 700,000,000 shares of common stock. The stock split did not vary the par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

Note 7 – Stock-Based Compensation

In April 2006, the Company appointed a new member to serve on its advisory board. The member will receive a grant of 166,666 shares of common stock for each quarter of service on the advisory board provided to the Company. On September 30, 2006, the member was entitled to receive 333,332 shares with a total fair market value of $416,665 of which, 166,666 shares were issued as of September 30, 2006. Stock based compensation expense for the three and nine months ended September 30, 2006 was $249,999 and $416,665 respectively.

In April 2006, the Company’s subsidiary, ACROSEC Ltd., entered into an employment agreement for a new Chief Executive Officer (“CEO”) for the subsidiary and for the Company. The CEO will receive a monthly salary of $7,600, will be entitled to participate in the Employee Stock Incentive Plan, and will be issued up to 1,937,280 restricted shares of Common Stock or options to buy such shares representing 3% of the Company’s issued and outstanding share capital, when an option plan is adopted by the Company. These options will be subject to a vesting period of three years commencing April 23, 2006. As of September 30, 2006, no approval had been given by the Board of Directors for the option grant. Thus, no option grant date was established and therefore, no compensation expense was incurred by the Company for the reported periods.

In May 2006, the Company appointed an additional member to serve on its advisory board. The member will receive a grant of 16,666 shares of common stock for each quarter of service on the advisory board provided to the Company, not to exceed 200,000 shares. On September 30, 2006, the member was entitled to receive 22,344 shares with a total fair market value of $30,677 of which, 5,678 shares were issued as of September 30, 2006. Stock based compensation expense for the three and nine months ended September 30, 2006 was $24,999 and $30,677 respectively.

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2006

Note 7 – Stock-Based Compensation (cont’d)

In September 2006, the Company entered into an agreement with a director. As compensation, the Director will receive a signing bonus of $5,000, a quarterly fee of $1,500, and for each meeting, $500 for attendance in person or $100 for attendance via teleconference. In addition, subject to approval of the Board of Directors and adoption of a Stock Option Plan, the Company will grant the Director 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. At the end of each quarter, the Director may purchase up to 17,936 shares of the total shares granted. As of September 30, 2006, no option plan has been adopted by the Company and no approval has been given by the Board of Directors for the option grant. Therefore, no option grant date was established and as a result, no compensation expense was incurred by the Company for the reported periods.

In September 2006, the Company’s subsidiary, ACROSEC Ltd., entered into an employment agreement for a new Chief Operating Officer (“COO”). The COO will receive a monthly salary of NIS 15,000 for the first three months as a part-time COO and NIS 25,000 thereafter as a full time COO. The COO will also be entitled to participate in the Employee Stock Incentive Plan when an option plan is adopted by the Company. As of September 30, 2006, no option plan has been adopted by the Company and no approval has been given by the Board of Directors for an option grant. Therefore, no option grant date was established and as a result, no compensation expense was incurred by the Company for the reported periods.

In September 2006, the Company appointed an additional member to serve on its advisory board. The member will receive a grant of 16,666 shares of common stock for each quarter of service on the advisory board provided to the Company, not to exceed 200,000 shares. At September 30, 2006, the member was entitled to receive 544 shares with a total fair market value of $816 for services during the three months ended September 30, 2006. Stock based compensation expense for the three and nine months ended September 30, 2006 was $816

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment”. This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. As of January 1, 2006 the Company has adopted this statement. As of September 30, 2006, no options have been granted or issued however, stock-based awards amounting to 356,220 shares have been earned by consultants of which 172,344 have been granted. As a result, the Company has incurred stock-based compensation expenses of $448,158 for the nine months ending September 30, 2006, which was based on the closing market prices at June 30, 2006 and September 30, 2006.

Note 8 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a limited liability company wholly-owned by Keinan (see Note 4), whereby Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the nine month period ended September 30, 2006, the Company incurred $21,000 for the consulting services provided by Keinan. In addition to the consulting agreement, the Company purchased a patent from Keinan in March 2006 (see Note 4).

During the nine month period ended September 30, 2006, the Company incurred an expense of approximately $39,565 for consulting services provided by the Company’s Chairman of the Board of Directors.

ACRO Inc. (formerly Medina International Corp.) (a development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2006

Note 8 – Related Party Transactions (cont’d)

During the nine-month period ended September 30, 2005, the Company incurred an expense of $5,775 for accounting and administrative services provided by a company owned by a former director of the Company.

Note 9 – Commitments

On June 7, 2006 and September 12, 2006, the Company entered into two non-cancellable vehicle operating leases with terms of 36 months each. The minimum future lease payments under these leases at September 30, 2006 are:

Amount
$

Year ending December 31,
2006	5,674
2007	18,468
2008	18,468
2009	12,714

Note 10 – Subsequent Event

On October 8, 2006, the Company entered into a lease agreement for office space cancelable at any time with 30 days notice for $1,750 per month.

Note 11 – Recently Issued Accounting Pronouncements

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, or (“SFAS No. 154”). SFAS No. 154 changes the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (i) all voluntary changes in accounting principles and (ii) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 12, 2005. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. It will become effective for the Company on August 1, 2008. The company is evaluating how it may affect on its consolidated financial statements.

Item 2.     Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

General

We develop products for the detection of peroxide-based explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002 under the name Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly owned subsidiary, Acrosec Ltd, which is incorporated under the laws of the State of Israel. Our principal executive and head office is located at 7 Jabotinsky St, Aviv Tower, Ramat Gan 52520, Israel.

We have incurred losses in each year since our inception. We have not had revenues from operations in each of the last two fiscal years.

Plan of Operation

Our primary objectives over the 12 month period, are to, develop, manufacture, and commercialize our first product called the Peroxide Explosives Tester or ACRO-P.E.T, which is a detection device for peroxide-based explosives using the intellectual property covered in U.S. Patent No. 6,767,717.

Furthermore, we plan to continue to set up our base of operations as our main Research & Development base in Israel, and to initiate international Marketing & Sales capabilities in order to reach our international market base worldwide.

Based on the financial concerns as detailed in this document, we also intend to exploit further our technology and develop additional products as described in the “Product in Development” section below.

Purchase or Sale of Equipment

Within the first nine months ending September 30, 2006 we have purchased molds and other assembly devices which are necessary to produce the plastic parts of our product.

Cash Requirements

Our cash requirement for the next 12 months is approximately $725,000, which we need to implement our plan of operation and developing and commercializing out potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Dr. Ehud Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. Dr. Keinan is a stockholder who holds 32.9% of the Company’s common stock. At September 30, 2006, we had a working capital of $450,429, which in accordance with our current monthly expenses will satisfy our cash requirement only until June 30, 2007. There are no assurances that we will be able to obtain sufficient cash for our continued operations. In such event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

During the three months ended September 30, 2006, we incurred a loss of $404,606, compared to a net loss of $6,398 for the comparative period in 2005. During the nine months ended September 30, 2006, we incurred a loss of $835,168, comparable to a net loss of $63,628 for the comparative period in 2005

During the nine months ended September 30, 2006, we incurred $839,838 of operating expenses, comprised primarily of $68,126 for research and development costs, $448,158 for stock-based compensation expenses, $108,120 for legal costs, $30,000 for the audit of our December 31, 2005 financial statements and for the review of our March 31, 2006, June 30, 2006 and September 30, 2006 financial statements by our independent auditor.

During the nine months ended September 30, 2005, we incurred $63,628 of operating expenses, comprising primarily of $50,689 for due diligence services and $12,939 for accounting, administrative, and consulting services.

At September 30, 2006, we had a working capital of $450,429.

At September 30, 2006, our company had total assets of $762,137, which consisted mainly of cash of $530,136, fixed assets of $79,555, intangible assets of $113,507, and prepaid expenses and other current and non-current assets of $38,939.

At September 30, 2006, our company’s total liabilities were $113,733.

We had no revenues during the nine months ended September 30, 2006, and no significant revenues from inception through September 30, 2006.

Going Concern

The continuation of our business is dependent upon our raising additional financial support or on our ability to create significant sales of our first commercial product, the ACRO-P.E.T. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We have historically incurred losses, and through September 30, 2006, we have incurred losses of $1,036,000 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Our independent auditor’s report on our audited financial statements, in our Form 10-KSB for the fiscal year ended December 31, 2005, contained a going concern qualified audit report. The qualified explanatory paragraph contained in their audit report should be read in connection with management’s discussion of our financial condition, liquidity and capital resources.

Product in Development

For the next 12 months we plan to manufacture and commercialize our first product called the Peroxide Explosives Tester (“ACRO-P.E.T”) ACRO-P.E.T is a small disposable pen like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, small size and cost effectiveness. We anticipate that ACRO-P.E.T may be launched in the fourth (4th) quarter of the year 2006. However our product is in an early stage of development and its risk of failure is high. To date, the data supporting our development programs is derived solely from laboratory and limited early stage trials that were not all designed to be statistically significant or proof-of-concept trial, some of which are exploratory in nature. It is impossible to predict when or if our product will prove effective. We cannot assure you that our development and testing of ACRO-P.E.T will be successful or that ACRO-P.E.T will gain commercial acceptance in the marketplace.

We plan to follow ACRO-P.E.T with additional future products utilizing our proprietary technologies and public domain methods for detecting other explosives.

Employees

We currently have one employee, Yami Tarsi, who serves as our Chief Executive Officer. We also hired the services of both Gadi Aner who serves as our Chairman and Jacob Bar-Shalom, who serve as our Acting Chief Financial Officer. We also hired a chief operating officer and an administrative staff for the wholly owned subsidiary company.

OFF-BALANCE SHEET ARRANGEMENTS

We have lease agreements for the lease of two company cars for the duration of 36 months. According to these agreements, we have a commitment to pay a total of $1,539 per month for the duration of these lease agreements.

Item 3. Controls and Procedures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our quarterly report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Nevertheless, our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

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

Item 5. Other Information.

N/A.

Item 6. Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006 (incorporated by reference from our current report on Form 8-K filed May 4, 2006).

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation as amended (incorporated by reference from our registration statement on Form SB-2 filed November 21, 2003)

3.2.	Stamped Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada (incorporated by reference from our current report on Form 8-K/A filed February 13, 2006)

3.3	Bylaws dated February 25, 2005 (incorporated by reference from our current report on Form 8-K filed March 21, 2005).

(10)	Material Contracts

10.1	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.2	Consulting Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.3	Letter of Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.4	Employment Agreement between the Registrant and Yami Tarsi (incorporated by reference from our current report on Form 8-K filed May 12, 2006).

10.5	Advisory Board Agreement between the Registrant and Mr. Ehud Barak (incorporated by reference from our current report on Form 8-K filed April 7, 2006).

10.6	Advisory Board Agreement between the Registrant and Prof. Richard Lerner (incorporated by reference from our current report on Form 8-K filed September 5, 2006).

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC. By: /s/ Yami Tarsi —————————————— Yami Tarsi, Chief Executive Officer (Principal Executive Officer) Date: November 9, 2006

By: /s/ Jacob Bar-Shalom —————————————— Jacob Bar-Shalom, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: November 9, 2006