Form 10KSB
period 2006-12-31
ACRO INC.
filed 2007-03-28
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number: 000-50482

ACRO INC.
(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 37 Inbar St., Caesarea, Israel (Address of principal executive offices)	98-0377767 (I.R.S. Employer Identification No.) 30889 (Zip Code)

+972-4-636-0297
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

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

Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year. None

The aggregate market value of the shares of common stock held by non-affiliate computed based on the average bid and asked prices of shares of common stock on March 23, 2007, is $61,761,077

The number of shares outstanding of the issuer’s common stock, as of March 23, 2007: 67,131,686

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

ACRO INC.
ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS

PART I

Item 1. Description of Business

        Certain statements in this Annual Report on Form 10-KSB are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward looking statements can be found in the Section entitled “Risk Factors” in Item 1 in this Annual Report on Form 10-KSB. Investors are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

        Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

        In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

        Our shares of common stock described in this annual report reflect our seven for one forward stock split, which was effected on February 6, 2006, and a two for one forward stock split, which was effected on October 30, 2006.

        Unless otherwise indicated, all references to “we”, “us”, “our” , “Company” and “ACRO” means ACRO Inc.

Corporate Overview

        We develop a product for the detection of peroxide-based explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002 under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly owned subsidiary, Acrosec Ltd., which is incorporated under the laws of the State of Israel. Our principal executive and head office is located at 37 Inbar St., Caesarea, Israel.

        Initially, our business has been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources.

        Since, we were not successful in fully implementing our initial business plan for the consulting services, we have decided to no longer offer consulting services to oil and gas companies. Accordingly, on March 15, 2006, we completed our acquisition of a patent pursuant to a patent purchase agreement with Dr. Ehud Keinan, which we refer here as the Patent Purchase Agreement. The patent, U.S. Patent No. 6,767,717, describes an invention that provides a method of detection of peroxide based explosives. Through a consulting services agreement that we signed at the same time, Dr. Ehud Keinan, the inventor of the method described in the patent, has agreed to provide consulting services to us in order to develop the patent into a commercially viable product.

        On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Gadi Aner for a total consideration of US$4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of US$6,000; and (iii) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Ehud Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these two transactions, BioTech Knowledge LLC is our largest stockholders with approximately 30.38% of our common stock.

        As of December 31, 2006, we had not realized any significant revenues from operations.

Our Current Business

        With the execution of the Patent Purchase Agreement to acquire U.S. Patent No. 6,767,717, we changed our current mission to leverage our technology and capabilities in the field of explosive detection devices, to commercialize a product for detection of explosives.

Our Products

        We recently finished developing and testing our first product called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small disposable pen like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. We intend to deliver these products to several international security agencies for evaluation tests. We cannot assure that ACRO-P.E.T will gain commercial acceptance in the marketplace.

The Market

        Improvised explosive devices based on peroxide containing materials have increasingly been used in recent years by various terrorist organizations, especially in the UK, as well as in the U.S. and in the Middle East. The main reason is that such peroxide-based explosives can be easily “home-made” using inexpensive, readily available starting materials which can be purchased in most hardware and paint stores, even in bulk quantities. One class of such peroxide-based explosives can be easily produced by reacting various carbonyl compounds (e.g. ketones, aldehydes and their derivatives) with hydrogen peroxide under acid catalysis. For example, when a mixture of acetone, hydrogen peroxide and small amounts of a mineral acid such as sulfuric acid is left for several hours at room temperature, white crystals of triacetone triperoxide, commonly referred to as TATP, and diacetone diperoxide, commonly referred to as DADP, are formed.

        These crystals are collected and can be stashed with water or with 10% sodium carbonate solution. TATP and DADP are powerful initiators by themselves and can be used as the main filler in home-made detonators. They are quite unstable explosives and may explode under rough handling, scratching with metals or by sparks and open flame, even when they contain up to 25% water or even when immersed in water. The explosive intensity of TATP is approximately 5/8 that of TNT. This material is quite volatile, unless used shortly after its manufacture, should be stored in a cool, dark dry place.

        Another commonly used peroxide based explosive is hexamethylenetriperoxidediamine, commonly referred to as HMTD. It can be prepared by treating hexamethylenetetramine with hydrogen peroxide in the presence of a weak acid, such as citric acid, in order to neutralize the liberated ammonia.

        Although many peroxide containing materials of the above-described type are known for more than 70 years, no satisfactory method for their field detection has been suggested to date. The detection of peroxide-based explosives is particularly difficult because all these materials do not contain nitro groups or any other nitrogen oxide functional groups. Since most of the currently available explosive detectors are based on the detection of nitro groups, they cannot be employed for detection of peroxide-based materials. Consequently, and in view of the increased use of such peroxide-based explosives by terrorists, especially in the Middle East as well as in other parts of the world, there exists an urgent need for highly sensitive method, and devices for the early detection of peroxide-based explosives and improvised explosive devices employing them.

        Most of the commonly used procedures today for explosive detection are not effective in identifying peroxide based explosives. The three overall methods of explosives detection in use today are:

(a)	Manual - searching by hand and/or with the use of specially trained dogs. This practice involves obvious risks.

(b)	Bulk Detection – attempts to detect macroscopic mass on the basis of characteristic specific gravity using X-ray or CT techniques.

(c)	Trace Detection – senses the presence of explosives through chemical identification of microscopic residues of the compound, in either vapor or particle form. Trace detection is generally used to resolve alarms raised when suspicious items are identified either manually or through bulk detection.

        To address this need to provide reliable and effective detection of peroxide-based explosives, we plan to develop and launch a series of devices for the identification of explosives and other suspect substances based on the intellectual property covered by U.S. Patent No. 6,767,717. We believe, once our potential explosive detection devices are ready for the market, they will be supplied for use by law enforcement, military and security staff at terrorist target locations.

Employees

        We currently do not have any employees, and our subsidiary provides us management services. Our subsidiary hired the services of Gadi Aner who serves as our Chairman and our Interim Chief Executive Officer and Jacob Bar-Shalom, who serves as our Acting Chief Financial Officer. Our subsidiary also hired a Chief Operating Officer and administrative staff.

Competition

        We are competing with other developers and manufacturers of explosive detection device. Several corporate announcements have recently appeared in the media about efforts to develop devices that detect Triacetone Triperoxide (also known as TATP). Most of these devices are based on air-sampling followed by spectral analysis using various methods. These instruments, which are quite heavy and expensive, are designed primarily for checkpoint stations, such as airports. Another relevant development that has recently been introduced to the explosives detection market is a multipurpose portal, which is already in use at major airports. The leading company in this market is GE.

Manufacturing

        We do not manufacture our products internally, and engaged a third party for the supply and manufacturing of our product. We have no long-term supply agreements with our sole supplier and manufacturer, and cannot assure you that we will be able to obtain such components on a timely basis or at acceptable prices, if at all. If we are unable to obtain our key components at acceptable prices and on a timely basis, we may not be able to meet the demand for our products, which would adversely affect our production capability, our reputation and results of operations.

Intellectual Property

        Our success will depend in part on our ability, and the ability of our future licensees, to obtain patent protection for our technology and processes we acquired pursuant to the Patent Purchase Agreement from Dr. Ehud Keinan. Under the Patent Purchase Agreement we purchased the technology covered by United States Patent No. 6,767,717 issued on July 27, 2004.

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

        During the twelve months ended December 31, 2006, we have invested a total of $111,401 in research and development activities and we did not invest in research and development for the comparative period in 2005.

Government Approvals

        Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations, such as the US Transportation Security Agency and the Israeli Security Agency. In addition, pursuant to Israeli law, as our product may be deemed a security related product, we may be required to obtain a permit to sell, trade, or negotiate the sale of our products to third parties, which we have not yet obtained.

RISK FACTORS

        Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB contains forward –looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page one of this Annual Report on Form 10-KSB in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Relating to Our Business

We have a history of losses and we expect to incur losses for the foreseeable future.

        We incurred net losses of $1,351,583 for the year ended December 31, 2006 and as of December 31, 2006, we had an accumulated deficit of $1,552,415 and working capital of $243,421.

        We anticipate that we will require up to approximately $1,867,000 funding the implementation of our business plan and research and development for our potential explosive detection products for the next twelve-month period. Although we intend to generate revenues and raise the money required to fund our operations during this period of time from the sale of our equity securities, there can be no assurance that we will be able to do so.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

        We will require additional funds to sustain and develop our potential explosive detection products. Additional capital will be required to effect these operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

        We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We completed our acquisition of U.S. Patent No. 6,767,717 on March 15, 2006 and our company has no operating history in the business of research and development of explosive detection device. Accordingly, we must be considered in the development stage. Our success is significantly dependent on a successful development and commercialization of our potential explosive detection products. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to achieve commercial acceptance of our potential explosive detection device or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have no supply agreements with our key supplier, who supply and manufacture our product. If we need to replace our supplier and manufacturer, we may not be able to meet the demand for our product.

        We do not manufacture our products internally, and we have a single source of supply for the components of our product, and the manufacturing of our product. We have no long-term supply agreements with our sole supplier and manufacturer. If we need to replace our supplier and manufacturer, we may not be able to meet the demand for our products, which would adversely affect our production capability, our reputation and results of operations.

We are a development stage company with a non-commercialized technology and little experience in the operation of our business. There is a risk that our business may fail.

        To date, we have been involved primarily in research, testing and product development. We have only a limited operating history and no experience in producing and bringing to market our products. We may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These problems include, but are not limited to:

—	substantial delays and expenses related to testing, development, and production of our products;
—	unanticipated difficulties relating to the production and marketing of a new product in the marketplace;
—	competition from larger and more established companies; and
—	lack of market acceptance of our new products and technologies.

There is uncertainty over whether the intellectual property we acquired infringes on the rights of third parties, which could add expense and delay operations.

        We acquired U.S. Patent No. 6,767,717 from Dr. Ehud Keinan for $120,000. While Dr. Keinan has represented to us that, to the best of his knowledge, the explosive detection technology covered by the Patent does not infringe on the rights of any third party, neither Dr. Keinan nor our company undertook a formal patent search or other investigation as to whether the detection technology infringes on the rights of any third party. In the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology and we may be liable for damages to the third party upon whose technology we may have infringed

We may be unable to protect our proprietary rights, thereby permitting competitors to develop the same or similar products and technologies to ours, which could add expense and delay operations.

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

Our major shareholders, officers, directors and affiliated entities own a majority of our shares and control us.

Our major shareholders, executive officers, directors and entities affiliated with them, in the aggregate, will beneficially own approximately 46.9% of our outstanding shares. These shareholders, if acting together, would be able to control all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

We Depend Upon Key Personnel.

        Our success is heavily dependent on the continued active participation of our current Chairman and Interim Chief Executive Officer Gadi Aner and our director Ehud Keinan. Loss of the services of one or both of these individuals could have a material adverse effect upon our business, financial condition or results of operations. None of these individuals currently have any plans to retire or leave ACRO in the near future. We do not maintain any key life insurance policies for any of these individuals or other personnel. The loss of any of our senior personnel could significantly impact our business until adequate replacements can be identified and put in place.

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

We may be subject to government approvals and regulations that reduce our ability to commercialize our products, increase our costs of operations and decrease our ability to generate income.

        Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations, such as the US Transportation Security Agency and the Israeli Security Agency. There can be no assurance that we will obtain regulatory approvals and certifications for our products. Even if we are granted such regulatory approvals and certifications, it may be subject to limitations imposed on the use of its products. In the future, we may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives. We cannot guarantee that restrictive regulations will not, in the future, be imposed. Such potential regulatory conditions or compliance with such regulations may increase our cost of operations or decrease our ability to generate income. In addition, pursuant to Israeli law, as our product may be deemed a security related product, we may be required to obtain a permit to sell, trade, or negotiate the sale of our products to third parties, which we have not yet obtained.

We May Have Difficulties Managing Growth Which Could Lead to Higher Losses.

        While we have not yet achieved any revenues through the production and sale of our products, should certain events occur, we might be in a position to rapidly commercialize our products. Rapid growth would strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to improve our operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should we be unable to successfully create improvements to our internal procedures and controls in an efficient and timely manner, management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources.

We may seek to expand our business through acquisitions that could result in a diversion of resources and additional expenses, which could disrupt our business and harm our financial condition.

        We may, in the future, pursue acquisitions of businesses, products and technologies, or establish joint venture arrangements to expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly developed business, technology, service or products could divert management’s time as well as our resources, and disrupt our operations and cause our business to suffer. We have not acquired a business in the past, and we may be unable to successfully integrate acquired businesses or joint ventures with our operations. Future acquisitions may also require additional capital, which may not be available on favorable terms, if at all, or which may dilute the interests of our shareholders.

Our principal office is located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of our business operations without warning.

        Our principal office is located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and, since September 2000, involving the Palestinian population, and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel and companies based in Israel.

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

Because our officers and some of our directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

        Our officers, Mr. Gadi Aner and Mr. Jacob Bar Shalom and some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

        Our Certificate of Incorporation authorizes the issuance of 700,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the Certificate of Incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to obtain additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them

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

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company

        We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Risks Associated With Our Common Stock

There is a limited trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

        There is currently limited trading market for our common stock and such a market may not develop or be sustained. Our common stock is eligible for quotation on the National Association of Securities Dealers Inc.‘s OTC Bulletin Board. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

“Penny Stock” Rules may restrict the market for Acro’s shares

        Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to “penny stocks,” which generally apply to companies whose shares trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock in the secondary market.

Item 2. Description of Property

        As of February 20, 2007, we have signed a lease agreement for our offices in 37 Inbar St., Caesarea, Israel. These offices serve as our headquarters offices.

Item 3. Legal Proceedings

        We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any proceeding being contemplated by a governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the forth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Transactions and Small Business Issuer Purchases of Equity Securities.

        Our shares of common stock were initially approved for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MNAI” on September 14, 2004. On February 6, 2006, as a result of our seven for one forward split, the National Association of Securities Dealers, Inc. changed our trading symbol to “MDIN”, but there was no market for common stock until March 23, 2006. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly owned subsidiary of our company that we had formed specifically for this purpose. As a result our common stock is quoted under the new symbol “ACRI”.

        The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTCBB for each quarter since March 23, 2006. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2005		2006
	High	Low	High	Low

1st Quarter	0.01	0.01	0.88	0.01
2nd Quarter	0.01	0.01	1.15	0.88
3rd Quarter	0.01	0.01	1.50	1.00
4th Quarter	0.01	0.01	2.03	1.30

Outstanding Shares and Shareholders of Record

        As of March 23, 2007, there were 67,131,686 shares of our common stock issued and outstanding. These shares were held by approximately forty (40) shareholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

        We do not currently have, nor have we since inception had, any equity compensations plans. We have issued, and will issue, shares of our common stock to the members of our advisory board for their service as advisory board members. See “– Recent Sales of Unregistered Securities.”

Recent Sales of Unregistered Securities

        On February 27, 2007, we closed a private placement of 2,000,000 units, at a price of US$0.75 per unit, for aggregate proceeds of US$1,500,000. Each unit comprising one share of our common stock and one warrant to purchase one share of our common stock at the price per share of $1.25 exercisable within five years. In connection with the private placement, we paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to the finder. We issued the securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

        In April 2006, we appointed Mr. Ehud Barak to serve on our advisory board. Mr. Barak will receive a grant of 166,666 shares of common stock for each quarter of service on our advisory board. As of December 31, 2006, Mr. Barak was entitled to receive 499,998 shares of our common stock with a total fair market value of $668,331 of which, 333,332 shares were issued as of December 31, 2006.

        In May 2006, we appointed Mr. Richard A. Lerner, as an additional member of our advisory board. Mr. Lerner will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2006, Mr. Lerner was entitled to receive 39,010 ordinary shares of our common stock with a total fair market value of $55,843 of which 22,344 shares were issued as of December 31, 2006.

        In September 2006, we appointed Mr. K. Barry Sharpless to serve on our advisory board. Mr. Sharpless will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2006, Mr. Sharpless was entitled to receive 16,666 shares with a total fair market value of $25,166 none of which were granted as of December 31, 2006.

        Additional 199,998 shares which were earned by the advisory board members during the three months ended December 31, 2006, were issued in March 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6. Plan of Operation

        You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include those described in “Risk Factors” in Item 1. in this Annual Report on Form 10-KSB.

Plan of Operation

        Our primary objectives over the 12 month period are to, develop, manufacture, and commercialize our first product called the Peroxide Explosives Tester or ACRO-P.E.T, which is a detection device for peroxide-based explosives using the intellectual property covered in U.S. Patent No. 6,767,717.

        Furthermore, we plan to continue to set up our base of operations as our main Research & Development base in Israel, and to initiate international Marketing & Sales capabilities in order to reach our international market base worldwide.

        Based on the financial concerns as detailed in this Annual Report, we also intend to exploit further our technology and develop additional products as described in the “Product in Development” section below.

Purchase or Sale of Equipment

        For the next 12 months we plan to purchase equipment for s a total of approximately $78,000 for lab equipment, furniture and office equipment.

Cash Requirements

        Our cash requirement for the next 12 months is approximately $1,867,000 which we need to implement our plan of operation and developing and commercializing out potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Dr. Ehud Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. Dr. Keinan is a stockholder who holds approximately 30.38% of Acro’s outstanding common stock. In addition, we estimate our operating expenses and working capital requirements for fiscal year 2007 to be as follows:

Estimated Expenses to December 31, 2007

Product Research and Development	$466,000

Sales and Marketing	$347,000

General and Administrative	$883,000

Capital Expenditures	$78,000

Tax Expenses	$93,000

Total	$1,867,000

        At December 31, 2006, we had a working capital of $243,421. Since January 1, 2007 we have raised additional sum of approximately $1,500,000 in a private placement. In accordance with our current monthly expenses, this will satisfy our cash requirement only until December 31, 2007. In such event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

        During the twelve months ended December 31, 2006, we incurred a loss of $1,351,583, comparable to a net loss of $157,665 for the comparative period in 2005.

        During the twelve months ended December 31, 2006, we incurred $1,358,040 of operating expenses, comprised primarily of $111,401 for research and development costs, $749,340 for stock-based compensation expenses, $19,882 for sales and marketing costs, $477,417 for general and administrative cost.

        During the twelve months ended December 31, 2005, we incurred $157,665 of operating expenses, comprising primarily of $139,905 for due diligence services, $11,010 for general and administrative costs and $6,750 for accounting, administrative, and consulting services.

        At December 31, 2006, we had a working capital of $243,421.

        At December 31, 2006, our company had total assets of $581,259, which consisted mainly of cash and equivalents of $341,925, fixed assets of $75,533, intangible assets of $110,507 and prepaid expenses and other current and non-current assets of $42,433.

        At December 31, 2006, our company’s total liabilities were $148,088.

        We had no revenues during the twelve months ended December 31, 2006, and no significant revenues from inception through December 31, 2006.

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

        We have historically incurred losses, and through December 31, 2006, we have incurred losses of $1,552,415 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

        There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow for operations; or (ii) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and the last private placement are insufficient to meet our ongoing capital requirements, we will have to raise additional working capital by means of private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations and if we are unable to raise additional funds we may cease operations.

        Management believes that we have sufficient cash and working capital to support forecasted operating results, capital expenditures and commitments through at least December 31, 2007. However, the viability of Acro for a significant period of time beyond December 31, 2007 is dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Private Placements

        On October 21, 2006, our board of directors resolved to increase our capital stock from 350,000,000 shares of Common Stock to 700,000,000 shares of Common Stock and approved a two (2) for one (1) forward stock split of our issued and outstanding shares of common stock as of October 30, 2006. We amended our Articles of Incorporation by filing a Certificate of Change with the Nevada Secretary of State wherein we stated that we increased our authorized capital stock and that we will issue an additional share for every one share of common stock issued and outstanding on October 30, 2006 immediately prior to the effective date of the forward stock split. The forward stock split increased the issued and outstanding share capital from 32,374,178 shares of common stock to 64,748,356 shares of common stock.

        On February 27, 2007, we closed a private placement of 2,000,000 units, at a price of US$0.75 per unit, for aggregate proceeds of US$1,500,000. Each unit comprising one share of our common stock and one warrant to purchase one share of our common stock at the price per share of $1.25 exercisable within five years. In connection with the private placement, we paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to the finder.

Product

        Our first product called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small disposable pen like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. We intend to deliver these products to several international security agencies for evaluation tests. To date, the data supporting our development programs is derived solely from laboratory and limited early stage trials that were not all designed to be statistically significant or proof-of-concept trial, some of which are exploratory in nature. We cannot assure you that our ACRO-P.E.T will gain commercial acceptance in the marketplace.

        We plan to follow ACRO-P.E.T with additional future products utilizing our proprietary technologies and public domain methods for detecting other explosives.

Critical Accounting Policies

Share Based Compensation

        Prior to fiscal 2006, we applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost is recognized if the exercise price of Acro’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. No compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 as no options or similar instruments have been granted during that period. As of January 1, 2006, Acro adopted Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123(R) and in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (EITF 96-18). Acro accounts for stock-based awards to employees in accordance with SFAS No. 123(R) and related interpretations, which requires all share-based payments to employees to be recognized based on their fair values. Acro recorded the stock based compensation granted to consultant on the date the consultant earn the awarded shares in the same manner as if Acro paid cash to the consultant for his services.

Recent Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Acro is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

        In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (SFAS No. 157). SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. Acro is currently evaluating the effect that the application of SFAS No. 157 will have on its consolidated financial statements.

        In its September 2006 meeting, the FASB’s Emerging Issue Task Force reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”, that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider’s customer, a service provider should use the guidance in EITF 01-9 to characterize the consideration. EITF 01-9 presumes that an entity should characterize cash consideration as a reduction of revenue unless an entity meets the requirements of paragraph 9 of EITF 01-9. Under EITF 01-9, other than cash considerations should be characterized as an expense. If the service provider does not control the form of the consideration provided to the service provider’s customer, the consideration should be characterized as other than cash. The consensus is effective for the first annual reporting period beginning after June 15, 2007. Early adoption is permitted for financial statements that have not yet been issued. Entities should recognize the effects of applying the consensus on this Issue as a change in accounting principle through retrospective application to all prior periods under Statement 154. Adoption of this Issue is not expected to have a material impact on Acro’s consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments at fair value. The Statement allows entities to achieve an offset accounting effect for certain changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate that the adoption of this new statement at the required effective dated will have a significant effect in its results of operations, financial position or cash flows.

Recently Adopted Accounting Standards

        Effective January 1, 2006, we adopted the fair value recognition provisions of statement 123(R) using the modified-prospective-transition method (See above at Critical Accounting Policies).

        In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, or (SFAS No. 154). SFAS No. 154 changes the accounting for and reporting of a change in an accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (i) all voluntary changes in accounting principles and (ii) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 12, 2005. Acro’s adoption of SFAS No. 154 did not have a material effect on Acro’s consolidated results of operations and the financial position.

Off-Balance Sheet Arrangements

        We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $60,150 for the duration of these lease agreements.

Item 7. Financial Statements

        Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACRO Inc. (formerly Medina International Corp.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) and subsidiary (hereinafter – “the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) and subsidiary as of December 31, 2006 and 2005, and the results of their operations, and their cash flows for each of the years in the two-year period ended December 31, 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2J and 2P to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

Somekh Chaikin
Certified Public Accountants (Isr.)
Member Firm of KPMG International

Tel Aviv, Israel
March 26, 2007

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Consolidated Balance Sheets

	December 31 2006	December 31 2005
	$	$

Assets

Current assets:
Cash and cash equivalents	341,925	2,002
Prepaid expenses and other current assets	42,433	46

Total current assets	384,358	2,048

Other non-current assets	10,861	-
Property and equipment, net	75,533	-
Intangible assets, net	110,507	-

Total assets	581,259	2,048

Liabilities and stockholders' equity (deficit)

Current liabilities:
Short term bank-credit	22,777	-
Accounts payable and accrued liabilities	118,160	98,889

Total current liabilities	140,937	98,889

Accrued severance pay	7,151	-

Total liabilities	148,088	98,889

Commitments (Notes 7 and 9)

Stockholders' equity (deficit):
Common stock; $0.001 par value; 700,000,000 shares authorized;
64,931,688 and 42,000,000 shares issued and outstanding as of
December 31, 2006 and December 31, 2005, respectively	64,931	42,000
Additional paid-in capital	1,920,655	61,991
Deficit accumulated during the development stage	(1,552,415)	(200,832)

Total stockholders' equity (deficit)	433,171	(96,841)

Total liabilities and stockholders' equity (deficit)	581,259	2,048

The accompanying notes are an integral part of the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Consolidated Statements of Operations

	Year ended December 31		Cumulative from inception (May 22, 2002) to December 31
	2006	2005	2006
	$	$	$

Revenues	-	-	7,130

Costs and expenses :
Research and development	111,401	-	111,401
Sales and marketing	19,882	-	19,882
General and administrative *	1,226,757	157,665	1,437,719

Total operating expenses	1,358,040	157,665	1,566,002

Operating loss	(1,358,040)	(157,665)	(1,558,872)
Interest income, net	9,747	-	9,747

Loss before income taxes	(1,348,293)	(157,665)	(1,549,125)
Income tax	3,290	-	3,290

Net loss	(1,351,583)	(157,665)	(1,552,415)

Basic and diluted net loss per common share	(0.02)	(0.00)	(0.04)

Weighted average number of shares used in computing
basic and diluted net loss per common share	63,175,885	42,000,000	39,872,445

*	Includes $749,340 in stock-based compensation to non-employees for the year ended December 31, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Statement of Stockholders' Equity (Deficit)

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total stockholders' equity (deficit)
	Shares	Amount
		$	$	$	$

Inception, May 22, 2002	-	-	-	-	-
Sale of common stock
for cash	14,000,000	14,000	(9,000)	-	5,000
Net loss for the period	-	-	-	(3,131)	(3,131)

Balance as at
December 31, 2002	14,000,000	14,000	(9,000)	(3,131)	1,869
Services contributed
by officers	-	-	3,500	-	3,500
Sale of common stock
for cash	28,000,000	28,000	72,000	-	100,000
Offering costs	-	-	(4,509)	-	(4,509)
Net loss for the year	-	-	-	(18,539)	(18,539)

Balance as at
December 31, 2003	42,000,000	42,000	61,991	(21,670)	82,321
Net loss for the year	-	-	-	(21,497)	(21,497)

Balance as at
December 31, 2004	42,000,000	42,000	61,991	(43,167)	60,824
Net loss for the year	-	-	-	(157,665)	(157,665)

Balance as at
December 31, 2005	42,000,000	42,000	61,991	(200,832)	(96,841)
Issuance of common
stock on January 19, 2006	20,200,012	20,200	23,086	-	43,286
Issuance of common
stock and warrants on
March 15, 2006	2,376,000	2,376	1,185,624	-	1,188,000
Offering costs	-	-	(99,031)	-	(99,031)
Issuance of common stock
on September 5, 2006	172,344	172	(172)	-	-
Issuance of common stock
on November 6, 2006	183,332	183	(183)	-	-
Stock-based compensation
to non-employees	-	-	749,340	-	749,340
Net loss for the year	-	-	-	(1,351,583)	(1,351,583)

Balance as at
December 31, 2006	64,931,688	64,931	1,920,655	(1,552,415)	433,171

The accompanying notes are an integral part of the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Consolidated Statements of Cash Flows

	Year ended December 31		Cumulative from inception (May 22, 2002) to December 31
	2006	2005	2006
	$	$	$

Cash flows from operating activities:
Net loss	(1,351,583)	(157,665)	(1,552,415)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	21,702	-	21,702
Stock-based compensation	749,340	-	749,340

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42,387)	(46)	(42,433)
Accounts payable and accrued liabilities	19,271	96,210	118,160
Accrued severance pay	7,151	-	7,151

Net cash used in operating activities	(596,506)	(61,501)	(694,995)

Cash flows from investing activities:
Increase in long term deposit	(10,861)	-	(10,861)
Purchase of property and equipment	(87,742)	-	(87,742)
Purchase of intangible assets	(120,000)	-	(120,000)

Net cash used in investing activities	(218,603)	-	(218,603)

Cash flows from financing activities:
Increase in short term bank-credit	22,777	-	22,777
Proceeds from issuance of common stock	1,231,286	-	1,336,286
Offering costs	(99,031)	-	(103,540)

Net cash provided by financing activities	1,155,032	-	1,255,523

Net increase (decrease) in cash and cash equivalents	339,923	(61,501)	341,925
Cash and cash equivalents at beginning of period	2,002	63,503	-

Cash and cash equivalents at end of period	341,925	2,002	341,925

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

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

The accompanying financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has cumulative losses for the period from inception (May 22, 2002) through December 31, 2006 of $1,552,415. Management believes that the Company has sufficient cash and working capital to support forecasted operating results, capital expenditures and commitments through at least December 31, 2007. However, the viability of the Company for a significant period of time beyond December 31, 2007 is dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to the balance sheet date, on February 27, 2007, the Company closed a private placement for aggregate proceeds of $1,500,000, see Note 10 for more details.

Note 2 – Summary of Significant Accounting Policies

A.	Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

B.	Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 2 – Summary of Significant Accounting Policies (cont’d)

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary ACROSEC Ltd. (formerly known as Percival Ltd.). All material intercompany transactions and balances have been eliminated in consolidation.

D.	Cash equivalents

The Company considers all highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

E.	Foreign currency translation

The Company considers the functional currency of the parent and subsidiary companies to be in U.S. dollars and accordingly, the accompanying financial statements have been prepared in U.S. dollars. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses, which to date have not been material, are included in the Consolidated Statements of Operations.

F.	Impairment of long-lived assets

The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2006, no impairment losses were identified.

G.	Research and Development Costs

Costs incurred in the research and development of the Company’s product are expensed as incurred.

H.	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as described in Note 3. Expenditures for repairs and maintenance are expensed as incurred.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 2 – Summary of Significant Accounting Policies (cont’d)

I.	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Statement prescribes the use of the asset and liability method of accounting whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

J.	Accounting for stock-based compensation

Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. No compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 as no options or similar instruments have been granted during that period. As of January 1, 2006 the Company adopted Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123(R) and in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”). The Company accounts for stock-based awards to employees in accordance with SFAS No. 123(R) and related interpretations, which requires all share-based payments to employees to be recognized based on their fair values. The Company recorded the stock based compensation granted to a consultant on the date the consultant earned the awarded shares in the same manner as if the Company paid cash to the consultant for his services.

K.	Loss per Share

The Company computes basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding, or issuable to consultants, during the respective period; after giving retroactive effect to the stock splits that occurred during January 2006 and October 2006 (see Notes 6 and 7). Warrants to purchase 2,376,000 shares of common stock, issued in March 2006 at an exercise price of $0.75 per share, were excluded from the computation of diluted net loss per share for the periods ended December 31, 2006, as such warrants were anti-dilutive since the Company incurred losses in those periods. No warrants were outstanding as of December 31, 2005. See note 10 for 2,000,000 common stock shares and warrants to purchase 2,000,000 shares of common stock, the issued on February 27, 2007 subsequent to the balance sheet date.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 2 – Summary of Significant Accounting Policies (cont’d)

L.	Severance pay

The Israeli subsidiary’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law, based on the most recent salary of the employee multiplied by the number of years of employment, at the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its Israeli employees is covered by monthly deposits for insurance policies and/or pension funds and by accruals. The value of these policies and/or funds is recorded as an asset in the Company’s balance sheet. The deposited funds include profits accumulated to the balance sheet date. The deposited amounts may be withdrawn only upon the fulfillment of the obligations pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes profits. Severance expense for the years ended December 31, 2006 and 2005 amounted to $7,151 and $0, respectively.

M.	Fair value of financial instruments

The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, trade payables, other accounts payable and accruals approximate their fair value.

N.	Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

O.	Recently issued accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the application of SFAS No. 157 will have on its consolidated financial statements.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 2 – Summary of Significant Accounting Policies (cont’d)

O.	Recently issued accounting pronouncements (cont’d)

In its September 2006 meeting, the FASB’s Emerging Issue Task Force reached a consensus on Issue No. 06-1, “Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider”, that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider’s customer, a service provider should use the guidance in EITF 01-9 to characterize the consideration. EITF 01-9 presumes that an entity should characterize cash consideration as a reduction of revenue unless an entity meets the requirements of paragraph 9 of EITF 01-9. Under EITF 01-9, other than cash considerations should be characterized as an expense. If the service provider does not control the form of the consideration provided to the service provider’s customer, the consideration should be characterized as other than cash. The consensus is effective for the first annual reporting period beginning after June 15, 2007. Early adoption is permitted for financial statements that have not yet been issued. Entities should recognize the effects of applying the consensus on this Issue as a change in accounting principle through retrospective application to all prior periods under Statement 154. Adoption of this Issue is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments at fair value. The Statement allows entities to achieve an offset accounting effect for certain changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of this new statement at the required effective dated will have a significant effect in its results of operations, financial position or cash flows.

P.	Recently adopted accounting standards

Effective January 1, 2006 the Company adopted the fair value recognition provisions of statement 123(R) using the modified-prospective-transition method (refer to Note 2J).

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, or (“SFAS No. 154”). SFAS No. 154 changes the accounting for and reporting of a change in an accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (i) all voluntary changes in accounting principles and (ii) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 12, 2005. The Company’s adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated results of operations and the financial position.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 3 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	December 31 2006	December 31 2005
		$	$

Computer equipment	3	3,613	-
Production equipment	3	82,668	-
Furniture	7	1,461

		87,742	-
Less - Accumulated depreciation and amortization		12,209	-

		75,533	-

Depreciation expense for the year ended December 31 2006 and 2005 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2006 was $12,209, $0 and $12,209, respectively.

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Ehud Keinan (“Keinan”), a stockholder who holds 31.5% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the years ended December 31, 2006 and 2005 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2006 was $9,493, $0 and $9,493, respectively. The expected annual amortization expenses for each of the next five years are $12,000.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 5 – Income Taxes

A.	Income taxes

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary which was formed in March 2006, in accordance with local tax laws. In 2006, income before income taxes of the Israeli subsidiary is $5,848, and the loss before income taxes for the parent Company in the US is $1,354,141. The regular corporate tax rate in Israel for 2006 is 31%. The corporate tax rates in Israel for 2007 and thereafter are as follows: 2007 – 29%, 2008 – 27%, 2009 – 26% and for 2010 and thereafter – 25%. The applicable corporate tax rate for the Company in the US is 34%.

B.	Deferred tax

The components of the deferred tax assets are as follows:

	December 31 2006	December 31 2005
	$	$

Deferred tax assets:
Net operating loss carry forwards	457,179	68,500
Depreciation and amortization	3,228	-

Total deferred tax assets	460,407	68,500
Valuation allowance	(460,407)	(68,500)

Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2006 and 2005, was $460,407 and $68,500, respectively. The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $391,907 and $53,606, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $1,535,000 at December 31, 2006 and $201,400 at December 31, 2005. The federal net operating losses will expire if not utilized on various dates through 2026. Included in these losses are net operating loss carryforwards of approximately $201,400 that are subject to limitations due to an ownership change as defined under Section 382 of the Internal Revenue Code that occurred in early 2006. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone an ownership change. Based on management’s best estimate, it is not probable that these net operating loss carryforwards will be utilizable due to this ownership change and, thus, no deferred tax assets were recognized for these net operating loss carryforwards as of December 31, 2006.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 5 – Income Taxes (cont’d)

C.	Reconciliation of income tax expense:

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31
	2006	2005
	$	$

Loss before income taxes as per the income statement	(1,348,293)	(157,665)

Tax calculated according to the statutory tax rate of 34%	(458,420)	(53,606)

Increase (decrease) in income tax resulting from:
Non-deductible expenses	1,477	-
Change in valuation allowance	460,407	53,606
Foreign tax rate differential	(174)	-

Total income taxes	3,290	-

Note 6 – Common Stock

On February 6, 2006, the Company effected a seven-for-one stock split of its authorized and outstanding shares of common stock. As a result, the authorized capital was changed from 50,000,000 to 350,000,000 shares of common stock. The stock split did not vary the aggregate par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

On January 19, 2006, the Company consummated a private placement (“the January 2006 Private Placement”) pursuant to which the Company issued to certain investors 20,200,012 shares of common stock in consideration of a promissory note payable upon demand issued by such investors to the Company, in an aggregate gross proceeds of $43,286. The promissory note was paid in full by such investors in March 2006. In addition, pursuant to a share purchase agreement, two of the Company’s existing stockholders sold their entire interests in the Company to a new stockholder who also participated in the January 2006 Private Placement, resulting in a change of control in the Company. On March 15, 2006, the Company consummated a second private placement (“the March 2006 Private Placement”) pursuant to which the Company issued to certain investors 2,376,000 shares of common stock, together with warrants to purchase 2,376,000 shares of common stock at an exercise price of $0.75 per share, exercisable until March 15, 2008 in consideration of aggregate gross proceeds of $1,188,000, less offering costs of $99,031.

On September 5, 2006 and November 6, 2006, pursuant to advisory board agreements entered into during the second quarter of 2006 (see Note 7), the Board of Directors approved the issuance of 172,344 and 183,332 shares of common stock to consultants for advisory board services received during the second and third quarters of 2006, respectively.

On October 30, 2006, the Company effected a 2:1 stock split. As a result, the authorized capital was changed from 350,000,000 to 700,000,000 shares of common stock. The stock split did not vary the aggregate par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 7 – Stock-Based Compensation

In April 2006, the Company engaged a consultant to serve on the Company’s advisory board. The consultant will receive a grant of 166,666 shares of common stock for each quarter of service provided on the Company’s advisory board. As of December 31, 2006, the consultant had earned 499,998 shares of common stock of which, 333,332 have been granted and issued for services during the three months ended June 30, 2006 and September 30, 2006. An amount of 166,666 shares was earned for advisory board services during the three months ended December 31, 2006, which shares were granted to the consultant on March 7, 2007. Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant. During the year ended December 31, 2006, compensation expense recorded in respect of the shares earned by the consultant amounted to $668,331.

In April 2006, the Company’s subsidiary, ACROSEC Ltd., entered into an employment agreement for a new Chief Executive Officer (“CEO”) for the subsidiary and for the Company. The CEO was entitled to participate in the Employee Stock Incentive Plan and to be issued up to 1,937,280 restricted shares of Common Stock or options to buy such shares representing 3% of the Company’s issued and outstanding share capital, when an option plan is adopted by the Company. These options were subject to a vesting period of three years starting the date of employment. As of December 31, 2006, no approval had been given by the Board of Directors for the option grant. Thus, no option grant date was established and therefore, no compensation expense was incurred by the Company for the reported periods. On December 31, 2006, the Company terminated the employment agreement with the CEO.

In May 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant will receive a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of December 31, 2006, the consultant had earned 39,010 shares of common stock of which, 22,344 shares have been granted and issued for services during the three months ended June 30, 2006 and September 30, 2006. An amount of 16,666 shares was earned for services during the three months ended December 31, 2006, which shares were granted to the consultant on March 7, 2007. Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant. During the year ended December 31, 2006, compensation expense recorded in respect of the shares earned by the consultant amounted to $55,843.

In August 2006, the Company engaged a new director to serve on the Company’s Board of Directors. As compensation, the Director will receive a signing bonus of $5,000, a quarterly fee of $1,500, and for each meeting, $500 for attendance in person or $100 for attendance via teleconference. In addition, subject to approval by the Board of Directors and adoption of a Stock Option Plan, the Company will grant the Director 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. At the end of each quarter, the Director may purchase up to 17,936 shares of the total shares granted. As of December 31, 2006, no option plan has been adopted by the Company and no approval has been given by the Board of Directors for the option grant. Therefore, no option grant date was established and as a result, no compensation expense was incurred by the Company for the reported periods.

In September 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant will receive a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of December 31, 2006, the consultant had earned 16,666 shares for services during the three months ended December 31, 2006, which shares were granted on March 7, 2007. Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant. During the year ended December 31, 2006, compensation expense recorded in respect of the shares earned by the consultant amounted to $25,166.

ACRO Inc. (formerly Medina International Corp.) (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2006

Note 8 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC a limited liability company wholly-owned by Keinan (see Note 4), whereby Keinan has agreed to provide consulting services for a duration of three years at a monthly fee of $3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the year ended December 31, 2006, the Company incurred $30,000 for the consulting services provided by Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Keinan in March 2006 (see Note 4).

During the year ended December 31, 2006, the Company incurred an expense of $55,417 for consulting services provided by the Company’s Chairman of the Board of Directors.

During the year ended December 31, 2005, the Company incurred an expense of $6,750 for accounting and administrative services provided by a company owned by a director of the Company.

Note 9 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at December 31, 2006 are as follows:

Amount
$

Year ending December 31,
2007	28,340
2008	18,840
2009	12,970

Total minimum lease payments	60,150

Rent expense for each of the years ended December 31, 2006 and 2005 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2006 was $5,670, $0 and $5,670, respectively.

Note 10 – Subsequent Event

Subsequent to the balance sheet date, on February 27, 2007, the Company closed a private placement of 2,000,000 units, at a price of $0.75 per unit, for aggregate proceeds of $1,500,000, each unit comprising one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price per share of $1.25 exercisable within five years. In connection with the private placement, the Company paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to a finder.

Additional 199,998 shares which were earned by members of the advisory board during the three months ended December 31, 2006, were issued in March 2007, see Note 7.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 1, 2006, we decided to engage new auditors as our independent accountants to audit our financial statements. Our board of directors approved the change of accountants to Somekh Chaikin, a member firm of KPMG International, an independent registered public accounting firm. Accordingly, we dismissed Gordon, Hughes & Banks, LLP on May 1, 2006.

        During the term of their engagement commencing February 23, 2006, there were no disagreements with Gordon, Hughes & Banks, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Gordon, Hughes & Banks, LLP, would have caused Gordon, Hughes & Banks, LLP to make reference to the subject matter of the disagreements in connection with their report. The accountant’s report on the financial statements for the year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that in the independent accountants’ report on the financial statements for the year ended December 31, 2005, our previous independent accountants raised substantial doubt about our ability to continue as a going concern.

        We have engaged the firm of Somekh Chaikin a member firm of KPMG International, effective as of May 1, 2006. Somekh Chaikin a member firm of KPMG International was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

Item 8A. Disclosure Controls and Procedures

        We performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

        During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

        Our current directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gadi Aner	Chairman, Interim Chief Executive Officer	53	March 15, 2006
Ehud Keinan	Director	59	March 15, 2006
Dan Elnathan	Director	52	March 15, 2006
Jacob Bar Shalom	Acting Chief Financial Officer, Treasurer	40	April 23, 2006

Business Experience

        The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gadi Aner

        Since 2001 to present, Mr. Aner has been the founder and managing director of Symposia (Israel) Ltd., which engages in the development of applications for the organization of events and conferences and utilizes the Internet infrastructure to enable clients to use these applications. From 1998 to 2000, Mr. Aner was the CEO of Verdant Biotechnologies Ltd., which is an agricultural biotechnology company developing technologies to enhance resistance of agricultural crops. From 1995 to 1997, Mr. Aner served as the CEO of Pharmore Therapeutics Ltd., which worked in collaboration with the Technion, the Israel Institute of Technology, in developing less toxic, novel compounds for treatment of cancer. Mr. Aner received his bachelor’s degree in economics and political sciences from Haifa University.

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

Jacob Bar Shalom

        Mr. Bar-Shalom has been our CFO since April 23, 2006. In addition to his role as the acting CFO of Acro, Mr. Bar-Shalom also serves as the CFO of MyThings Inc. Prior to that, from 2002 to 2005, Mr. Bar-Shalom has been the CFO of Digital Fuel Technologies, Inc., a leader provider of software tools for managing outsourcing activities for G2000 companies. From 1999 to 2001, Mr. Bar-Shalom was the CFO of ESPOC Inc., which provides eCommerce solutions for the trade of medical devices. From 1995 to 1999, Mr. Bar-Shalom served as a Manager at BDO Seidman LLP. From 1993 to 1995, Mr. Bar-Shalom served as a Senior Auditor at Ernst &Young LLP. From 1990 to 1995 Mr. Bar-Shalom served a Financial Manager of Edusoft Inc, a publicly traded company. Mr. Bar-Shalom holds an MBA from the Hebrew University in Jerusalem, Israel, and he is a Certified Public Accountant.

Advisory Board

We have three members on our advisory board:

Name	Date Appointed
Ehud Barak	April 6, 2006
Richard A. Lerner	May 31, 2006
K.Barry Sharpless	September, 2006

Ehud Barak

        Mr. Barak has been a member of our advisory board since April 6, 2006. In April 1991, he assumed the post of the 14th Chief of the General Staff. He served as Israeli Minister of the Interior from July-November 1995 and as Minister of Foreign Affairs from November 1995 until June 1996. Elected to the Israeli Knesset in 1996, he served as a Member of the Knesset Foreign Affairs and Defense Committee. In 1996, General Barak was elected Chairman of the Labor Party. Ehud Barak was elected Prime Minister of Israel on May 17, 1999, forming his government to the Knesset on July 6, 1999, assuming office as Prime Minister and Minister of Defense. He completed his term as Prime Minister on March 7, 2001. Ehud Barak holds a B.Sc. in Physics and Mathematics from the Hebrew University in Jerusalem (1976), and an M.Sc. in Engineering-Economic Systems from Stanford University, California (1978).

Richard A. Lerner

        Dr. Lerner has been a member of our advisory board since May 31, 2006. Dr. Lerner is an American research chemist and is currently President and Chief Executive Officer of The Scripps Research Institute (TSRI) in La Jolla, California. In 1982 he was appointed Chairman of the Department of Molecular Biology of TSRI, then five years later assumed the directorship. In 1991, when the TSRI was established as a nonprofit entity, Dr. Lerner became its first president. Dr. Lerner is best known for his work on converting antibodies into enzymes, providing a method of catalyzing chemical reactions thought impossible using classical techniques. In addition to his research into catalytic antibodies, Dr. Lerner has led extensive studies into protein structure, characterized a novel lipid hormone that induces sleep, and provided the first evidence of a role for ozone in human disease. In addition to his role as President of TSRI, Dr. Lerner is the Lita Annenberg Hazen Professor of Immunochemistry and Cecil H. and Ida M. Green Chair in Chemistry. He was the recipient of, among other prizes and awards, the Parke Davis Award in 1978, the San Marino Prize in 1990, the Wolf Prize in Chemistry for 1994 (with Peter Schultz), the California Scientist of the Year Award in 1996, the University of California Presidential Medal in 2002, and the Paul Ehrlich-and Ludwig Darmstaedter Prize in 2003. He has also been elected to the Royal Swedish Academy of Sciences and the United States National Academy of Sciences. Dr. Lerner has numerous books and publications to his credit. Under Dr. Lerner’s leadership, The Scripps Research Institute has grown three-fold in terms of laboratory space and more than quadrupled it’s staff levels, making it among the largest nonprofit biomedical research organizations in the world. He also oversaw the establishment of a sister research campus, called Scripps Florida, in Palm Beach County.

K.Barry Sharpless

        Prof. Sharpless has been a member of our advisory board since September, 2006. Prof. Sharpless is a W. M. Keck Professor of Chemistry and a member of The Scripps Research Institute. Prof. Sharpless is also a 2001 Nobel Prize Laureate in Chemistry. Having completed a B.A. at Dartmouth College (T. A. Spencer) in 1963 he went on to complete his Ph.D. at Stanford University (E. E. van Tamelen) in 1968 continuing on to postdoctoral research there in 1968 (J. P. Collman) and at Harvard University in 1969 (K. Bloch).

        Compliance With Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

        To the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner, except for the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Ehud Keinan(1)	1	-	-
Gadi Aner(1)	1	-	-
Dan Elnathan(1)	1	-	-
Jacob Bar Shalom(1)	1	-	-
Yami Tarsi(1)	1	-	-
Nick DeMare(2)	1	1	-
Bradley Colby(2)	1	1	-

(1)	The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership.

(2)	The named former directors filed a late Form 4 – Statement of Changes in Beneficial Ownership.

Code of Ethics

        Effective March 23, 2005, our Company’s board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to all of our Company’s officers, directors and employees. Our Code of Business Conduct and Ethics and Compliance Program was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: ACRO Inc., 37 Inbar Street, Caesarea, Israel.

Corporate Governance

Audit, Compensation and Nominating Committees

        Our board of directors also is of the view that it is appropriate for us not to have a standing compensation nor nominating committees because there are currently only three directors on our board of directors, one of whom, Mr. Dan Elnathan is an “independent director” under the rules of the National Association of Securities Dealers, Inc. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers, Inc., under the symbol “ACRI ” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. These directors have performed and will perform adequately the functions of a nominating and compensation committees. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for director is conducted by our board of directors Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

        On March 7, 2007, we established an audit committee, and appointed Dan Elnathan, who qualifies as a financial expert, under the rules of National Association of Securities Dealers, Inc., as a sole member of this committee.

Item 10. Executive Compensation

        The following table sets forth certain compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2006 and 2005.

	SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Gadi Aner(1)
Chief Executive Officer and Chairman	2006	-	-	-	-	-	-	55,718	(2)	55,718
	2005	-	-	-	-	-	-	-		-
Yami Tarsi(3)	2006	74,967	-	-	-	-	-	8,000		82,967
	2005	-	-	-	-	-	-	-		-
Jacob Bar Shalom Acting Chief Financial Officer	2006	-	-	-	-	-	-	22,000		22,000	(4)
	2005	-	-	-	-	-	-	-		-

(1) On December 31, 2006, Gadi Aner was appointed to serve as our Interim Chief Executive Officer.

(2) Charged for consulting services performed.

(3) On December 31, Yami Tarsi ceased to serve as our Chief Executive Officer of ACRO.

(4) The amount paid either directly to Jacob Bar-Shalom or to an outsourced company that hired Mr. Bar-Shalom to perform his position as acting Chief Financial Officer

Outstanding Equity Awards at Fiscal Year-End

We have not granted any stock options since inception.

Compensation of Directors

        The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2006:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Ehud Keinan	-	-	-	-	-	30,000	(2)	30,000
Dan Elnatahn	-	-	-	-	-	9,800		9,800

(1) The compensation of Gadi Aner, our director and Interim Chief Executive Officer, is fully reflected in the Summary Compensation Table above.

(2) Charged by BioTech Knowledge LLC., a private company wholly-owned by Ehud Keinan, for consulting services performed.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently, nor have we had since inception, an equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of March 23, 2007 and the date hereof by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)

Common Stock	Dr. Ehud Keinan
	10550 North Torrey Pines Road MB-20, La Jolla CA 92037	20,400,002	(3)	30.38%
Common Stock	Gadi Aner
	P.O. Box 18
	Timrat, 23840
	Israel	5,100,004	(4)	7.6%
Common Stock	Zeev Bronfeld 6 Ori Street Tel Aviv, 65654 Israel	5,999,994		8.9%
Common Stock	Dan Elnathan
	45 Nof Harim St.,
	Mevaseret Zion, 90805 Israel	-		0%
Common Stock	Jacob Bar Shalom 11 Simtat Vered, Ramat Hasharon, 47249, Israel	-		0%
Common Stock	Directors and Officers (as
	a group) (4 people)	25,500,006		37.9%

(1) Regulation S-B under the Exchange Act, defines a beneficial owner of a security as: (a) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares; (b) any person who, directly or indirectly, create or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 23, 2007, and the date of this Information Statement.

(2) Based upon 67,131,686 issued and outstanding shares of common stock as of March 23, 2007 and as of the date of this current report.

(3) The shares are registered under BioTech Knowledge LLC, which is wholly owned by Dr. Ehud Keinan.

(4) The shares include 2,800,000 shares registered under M.G-NET LTD., which is wholly owned by Mr. Gadi Aner and his wife.

Item 12. Certain Relationships and Related Transactions, and Director Independence Transactions With Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons

        Other than as disclosed below, during the fiscal year ended December 31, 2006, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

        On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $ 43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Gadi Aner for a total consideration of US$4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of US$6,000; and (iii) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Ehud Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in Acro, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these two transactions, BioTech Knowledge LLC is our largest stockholders with approximately 30.38% of our common stock.

        On February 1, 2006, we signed a consulting services agreement with BioTech Knowledge LLC a private company wholly-owned by Ehud Keinan, one of our directors and a beneficial owner of 20,400,002 shares of common stock. Pursuant to the agreement we pay to BioTech Knowledge LLC $3,000 each month for consulting services provided by Dr. Keinan.

        On March 15, 2006, we entered into an employment agreement with Gadi Aner, for the purpose of providing services of Chairman of our Board of Directors and the services of Chief Executive Officer, when required. During 2006, we paid to M.G-NET Ltd., a private company, wholly-owned by Mr. Aner and his wife an aggregate amount of $55,718 for the services and expenses of Mr. Aner. We agreed to terminate that agreement effective as of April 1, 2007. Our subsidiary entered into an agreement with M.G-NET Ltd., a private company, wholly-owned by Mr. Aner and his wife, to be effective on April 1, 2007, under which M.G-NET agreed to provide to our subsidiary and to us of Gadi Aner as Chairman of our Board of Directors and as Chief Executive Officer, when required. Pursuant to the agreement, our subsidiary agreed to pay M.G-NET $5,280 (plus value added tax) per month for the services of a Chairman, and additional $5,280 (plus value added tax) per month for services of Chief Executive Officer. We also agreed to have M.G-NET use a company car.

        Pursuant to the terms of the Patent Purchase Agreement, we paid $120,000 to purchase the patent registered in the U.S. Patent Office under U.S. Patent No. 6,767,717 from Dr. Keinan, one of our directors and a beneficial owner of 20,400,002 shares of our common stock.

        On March 7, 2007, we entered into a service agreement with our subsidiary, pursuant to which our subsidiary, provides us research and development, manufacturing, marketing and management services, in consideration for the costs of such services plus an interest in the range of 0%-10%, based on the service provided.

Parents

None.

Transaction with Promoters

Note applicable.

Directors Independence

        Our only director that is independent, is Dan Elnathan. Our chairman of the board of directors, Gadi Aner is an officer, and Ehud Keinan is a controlling shareholder and therefore they both disqualify as independent directors. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Item 13. Exhibits

        Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on form 10-KSB. Exhibits which are incorporated by reference herein can be inspected and copied at the public reference rooms maintained by the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. SEC filings are also available to be public at the website of the SEC at http://www.sec.gov.

Item 14. Principal Accountant Fees and Services

Audit Fees

        For the fiscal year ended December 31, 2006, Somekh Chaikin a member firm of KPMG International is expected to bill approximately $40,000 for the audit of our annual financial statements and review of our Form 10-KSB. For the fiscal year ended December 31, 2005, Gordon, Hughes & Banks, LLP billed approximately $10,000 for the audit of our annual financials statements and review of our Form 10-KSB.

Tax Fees

        For the fiscal year ended December 31, 2006, Somekh Chaikin a member firm of KPMG International is expected to bill approximately $5,000 for tax compliance, tax advice and tax planning services. For the fiscal year ended December 31, 2005, Gordon, Hughes & Banks, LLP billed $15,000 for these services.

All Other Fees

        We do not use Somekh Chaikin for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Somekh Chaikin to provide compliance outsourcing services. Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Somekh Chaikin is engaged by us to render any auditing or permitted non-audit related service, the engagement be: – approved by our audit committee (which consists of our entire Board of Directors); or – entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management. The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered. The audit committee has considered the nature and amount of fees billed by Somekh Chaikin and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Somekh Chaikin’s independence.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC. By: /s/ Gadi Aner —————————————— Gadi Aner Interim Chief Executive Officer

Date: March 28, 2007

Exhibit Index

Number 3.1 3.2 3.3 3.4 3.5 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 14.1 16.1	Description

Articles of Incorporation, as amended.

Bylaws, dated February 25, 2005.

Certificate of Change Pursuant to NRS 78.209
filed with the State of Nevada effective as of
January 25, 2006.

Certificate of Change Pursuant to NRS 78.209
filed with the State of Nevada effective as of
October 25, 2006.

Certificate of Change Pursuant to NRS 78.209
filed with the State of Nevada effective as of
October 30, 2006.

Agreement and Plan of Merger for the Merger of
ACRO Inc. with and into Medina International
Corp., dated April 25, 2006.

Finder's Fee Agreement between the Registrant
and David Sidoo, dated March 8, 2005.

Patent Purchase Agreement between the
Registrant and Prof. Ehud Keinan, dated
February 1, 2006.

Consulting Agreement between the Registrant
and BioTech Knowledge LLC, dated February 1,
2006.

Letter of Agreement between the Registrant and
BioTech Knowledge LLC, dated February 1, 2006.

Advisory Board Agreement between the
Registrant and Mr. Ehud Barak.

Advisory Board Agreement between the
Registrant and Prof. Richard E. Lerner, dated
May 31, 2006.

Advisory Board Agreement between the
Registrant and Prof. K. Barry Sharpless, dated
September 28, 2006.

Finders Agreement between the Registrant and
Siden Investment Inc. dated February 1, 2007.

Consulting Agreement between Acrosec Ltd. and
M.G NET Ltd., dated March 26, 2007

Services Agreement between Acrosec Ltd. and
the Registrant, dated March 7, 2007.

Code of Business Conduct and Ethics and
Compliance Program

Letter dated March 6, 2006 from Wheeler
Wasoff, P.C. regarding change in independent
accountant.
Method of Filing

Incorporated by reference to Exhibit 3.1 to
our registration statement on Form SB-2
filed November 21, 2003.

Incorporated by reference to Exhibit 3.1 to
our current report on Form 8-K filed March
17, 2005 and March 21, 2005

Filed herewith

Filed herewith

Filed herewith

Incorporated by reference to Exhibit 10.2 to
our current report on Form 8-K filed May 4,
2006

Incorporated by reference to Exhibit 10.2 to
our current report on Form 8-K filed March
17, 2005 and March 21, 2005

Incorporated by reference to Exhibit 10.1 to
current report on Form 8-K filed February
3, 2006

Incorporated by reference to Exhibit 10.2 to
our current report on Form 8-K filed
February 3, 2006

Incorporated by reference to Exhibit 10.3 to
our current report on Form 8-K filed
February 3, 2006

Filed herewith

Incorporated by reference to Exhibit 99.2 to
our current report on Form 8-K filed June
5, 2006

Filed herewith

Filed herewith

Filed herewith

Filed herewith

Incorporated by reference to Exhibit 14.1 to
our Form 10-KSB for the year ended December
31, 2004, filed on March 30, 2005

Incorporated by reference to Exhibit 16.1 to
our current report on Form 8-K/A filed
March 6, 2006

16.2 31.1 31.2 32.1 32.2	Letter dated May 12, 2006 from Gordon, Hughes
& Banks, LLP regarding change in independent
accountant.

Rule 13a-14(a) Certification of Principal
Executive Officer

Rule 13a-14(a) Certification of Principal
Financial Officer.

Certification of Principal Executive Officer
Pursuant to 18 U.S.C. Section 1350, as
Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

Certification of Principal Financial Officer
Pursuant to 18 U.S.C. Section 1350, as
Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.	Incorporated by reference to Exhibit 16.1 to our current report on Form 8-K filed May 15, 2006 Filed herewith Filed herewith Filed herewith Filed herewith