Form 10QSB
period 2007-03-31
ACRO INC.
filed 2007-05-15
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number  000-50482

ACRO INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0377767

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Inbar St., Caesarea 30889, Israel

(Address of Principal Executive Offices)

+972-4-636-0297

(Issuer's Telephone Number, Including Area Code)

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The aggregate market value of the shares of common stock held by non-affiliate computed based on the average bid and asked prices of shares of common stock on May 4, 2007, is: $30,209,259.

The number of shares outstanding of the issuer’s common stock, as of May 4, 2007: 67,131,686.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Acro Inc. (a Development Stage Company)

Consolidated Balance Sheets (Unaudited)

	March 31 2007	December 31 2006
	$	$

Assets

Current assets:
Cash and cash equivalents	1,494,155	341,925
Prepaid expenses and other current assets	58,608	42,433

Total current assets	1,552,763	384,358

Other non-current assets	8,101	10,861
Property and equipment, net	78,107	75,533
Intangible assets, net	107,507	110,507

Total assets	1,746,478	581,259

Liabilities and stockholders' equity

Current liabilities:
Short term bank-credit	38,076	22,777
Accounts payable and accrued liabilities	91,270	118,160

Total current liabilities	129,346	140,937

Accrued severance pay	4,277	7,151

Total liabilities	133,623	148,088

Commitments (Note 9)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares
authorized 67,131,686 and 64,931,688 shares issued
and outstanding as of March 31, 2007 and
December 31, 2006, respectively	67,131	64,931
Additional paid-in capital	3,453,453	1,920,655
Accumulated deficit	(1,907,729)	(1,552,415)

Total stockholders' equity	1,612,855	433,171

Total liabilities and stockholders' equity	1,746,478	581,259

Acro Inc. (a Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31		Cumulative from Inception (May 22, 2002) to March 31 2007
	2007	2006
	$	$	$

Revenues	-	-	7,130

Costs and expenses :

Research and development	48,904	22,013	160,305
Sales and marketing	2,056	-	21,938
General and administrative*	302,455	88,486	1,737,174

Total operating expenses	353,415	110,499	1,919,417

Operating loss	(353,415)	(110,499)	(1,912,287)

Interest income (expenses), net	(258)	1,105	9,489

Loss before income taxes	(353,673)	(109,394)	(1,092,798)
Income tax	1,641	-	4,931

Net loss	(355,314)	(109,394)	(1,907,729)

Basic and diluted net loss per common share	0.01	0.00	0.05

Weighted average shares used in computing basic
and diluted net loss per common share	65,822,254	35,016,478	41,188,839

*	Includes $169,998, $0 and $919,338 in stock-based compensation to non-employees for the three months ended March 31, 2007 and 2006, and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2007, respectively.

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31		Cumulative from Inception (May 22, 2002) to March 31 2007
	2007	2006
	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	(355,314)	(109,394)	(1,907,729)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,150	493	31,852
Stock-based compensation	169,998	-	919,338
Services contributed by officers	-	-	3,500

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,174)	46	(58,607)
Accounts payable and accrued liabilities	(29,764)	(59,830)	91,270
Accrued severance pay	(2,874)	-	4,277

Net cash used in operating activities	(221,104)	(168,685)	(916,099)

Cash flows from investing activities:
Purchase of property and equipment	(9,725)	-	(97,467)
Purchase of intangible assets	-	(120,000)	(120,000)
Decrease (increase) in long-term deposits	2,760	-	(8,101)

Net cash used in investing activities	(6,965)	(120,000)	(225,568)

Cash flows from financing activities:
Increase in short-term credit	15,299	-	38,076
Proceeds from sale common stock and warrants	1,500,000	1,231,287	2,836,286
Offering costs	(135,000)	(99,031)	(238,540)

Net cash provided by financing activities	1,380,299	1,132,256	2,635,822

Net increase in cash and cash equivalents	1,152,230	843,571	1,494,155

Cash and cash equivalents at beginning of period	341,925	2,002	-

Cash and cash equivalents at end of period	1,494,155	845,573	1,494,155

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	-

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)

Notes to the Consolidated Financial Statements as of March 31, 2007 (Unaudited)

Note 1 – Business

ACRO, Inc. (A Development Stage Company) (“the Company”), was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company originally was an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing (see Note 5), the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of peroxide based explosives for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has cumulative losses for the period from inception (May 22, 2002) through March 31, 2007 of $1,907,729. Management believes that the Company has sufficient cash and working capital to support forecasted operating results, capital expenditures and commitments through at least March 31, 2008. However, the viability of the Company for a significant period of time beyond March 31, 2008 is dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On February 27, 2007, the Company closed a private placement for aggregate proceeds of $1,500,000; see Note 5 for more details.

Note 2 – Summary of Accounting Policies

A.	Basis of presentation

These financial statements are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been recorded. Such adjustments consisted only of normal recurring items. Consolidated balance sheet information as of December 31, 2006 included herein was derived from the audited consolidated balance sheet as of December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2007

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

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary ACROSEC Ltd.. All material intercompany transactions and balances have been eliminated in consolidation.

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

Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. No compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 as no options or similar instruments have been granted during that period. As of January 1, 2006 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123(R) and in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”). The Company accounts for stock-based awards to employees in accordance with SFAS No. 123(R) and related interpretations, which requires all share-based payments to employees to be recognized based on their fair values. The Company recorded the stock based compensation granted to a consultant on the date the consultant earned the awarded shares in the same manner as if the Company paid cash to the consultant for his services.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2007

Note 2 – Summary of Accounting Policies (cont’d)

G.	Loss per Share

The Company computes basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding, or issuable to consultants, during the respective period; Warrants to purchase shares of common stock, were excluded from the computation of diluted net loss per share for the reported periods, as such warrants were anti-dilutive since the Company incurred losses in those periods

H.	Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

I.	Recently issued accounting pronouncements

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

Acro Inc. (a Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2007

Note 2 – Summary of Significant Accounting Policies (cont’d)

I.	Recently issued accounting pronouncements (cont’d)

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

J.	Recently adopted accounting standards

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertain Tax Positions — An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of January 1, 2007 and there was no material effect on the financial statements. As a result, the Company did not record any cumulative effect related to adopting FIN 48.

As of January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions as a component of income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and foreign jurisdictions. The Parent company is currently open to audit under the statue of limitations by the Internal Revenue Service for the years ending December 31, 2002 through 2006. The foreign subsidiary was incorporated in March 2006 and its initial 2006 tax return is open to foreign examination by its local tax authority when filed. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 3 – Property and Equipment, Net

	Estimated useful life (years)	March 31 2007	December 31 2006
		$	$

Computer equipment	3	4,110	3,613
Production equipment	3	5,568	82,668
Furniture	7	87,788	1,461

		97,466	87,742

Less - accumulated depreciation and amortization		19,359	12,209

		78,107	75,533

Depreciation expense for the three months ended March 31, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2007 was $7,150, $0 and $19,359, respectively.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2007

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Ehud Keinan (“Keinan”), a stockholder who holds 30.4% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three months ended March 31, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2007 was $3,000, $493 and $12,493, respectively.

Note 5 – Stock Transactions

On February 27, 2007, the Company consummated a private placement of 2,000,000 units, at a price of $0.75 per unit, for aggregate proceeds of $1,500,000, each unit comprising one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price per share of $1.25 exercisable within five years. In connection with the private placement, the Company paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to a finder.

Note 6 – Stock-Based Compensation

In April 2006, the Company engaged a consultant to serve on the Company’s advisory board. The consultant will receive a grant of 166,666 shares of common stock for each quarter of service provided on the Company’s advisory board. As of March 31, 2007, the consultant had earned 666,664 shares of common stock of which, 333,332 have been granted and issued for services during the three months ended June 30, 2006 and September 30, 2006. An amount of 166,666 shares was earned for advisory board services during the three months ended December 31, 2006, which shares were granted to the consultant on March 7, 2007. An amount of 166,666 shares was earned for advisory board services during the three months ended March 31, 2007 which shares were yet to be granted to the consultant as of the date of financial statement. Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant. During the three months ended March 31, 2007, compensation expense recorded in respect of the shares earned by the consultant amounted to $141,666. During the cumulative period from May 22, 2002 (date of inception) to March 31, 2007 compensation expense recorded in respect of the shares earned by the consultant amounted to $809,997.

In May 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant will receive a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of March 31, 2007, the consultant had earned 55,676 shares of common stock of which, 22,344 have been granted and issued for services during the three months ended June 30, 2006 and September 30, 2006. An amount of 16,666 shares was earned for services during the three months ended December 31, 2006, which shares were granted to the consultant on March 7, 2007. An amount of 16,666 shares was earned for advisory board services during the three months ended March 31, 2007 which shares were yet to be granted to the consultant as of the date of financial statement. Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant. During three months ended March 31, 2007 compensation expense recorded in respect of the shares earned by the consultant amounted to $14,166. During the cumulative period from May 22, 2002 (date of inception) to March 31, 2007, compensation expense recorded in respect of the shares earned by the consultant amounted to $70,009.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2007

Note 6 – Stock-Based Compensation (cont’d)

In August 2006, the Company engaged a new director to serve on the Company’s Board of Directors. As compensation, the Director will receive a signing bonus of $5,000, a quarterly fee of $1,500, and for each meeting, $500 for attendance in person or $100 for attendance via teleconference. In addition, subject to approval by the Board of Directors and adoption of a Stock Option Plan, the Company will grant the Director 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. At the end of each quarter, the Director may purchase up to 17,936 shares of the total shares granted. As of March 31, 2007, no option plan has been adopted by the Company and no approval has been given by the Board of Directors for the option grant. Therefore, no option grant date was established and as a result, no compensation expense was incurred by the Company for the reported periods.

In September 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant will receive a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of March 31, 2007, the consultant had earned 33,332 shares of common stock. An amount of 16,666 shares was earned for services during the three months ended December 31, 2006, which shares were granted to the consultant on March 7, 2007. An amount of 16,666 shares was earned for advisory board services during the three months ended March 31, 2007 which shares were yet to be granted to the consultant as of the date of financial statement. Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant. During the three months period ended March 31, 2007, compensation expense recorded in respect of the shares earned by the consultant amounted to $14,166. During the cumulative period from May 22, 2002 (date of inception) to March 31, 2007 compensation expense recorded in respect of the shares earned by the consultant amounted to $39,332.

Note 7 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC a limited liability company wholly-owned by Keinan (see Note 4), whereby Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the three months period ended March 31, 2007, the Company incurred $9,000 for the consulting services provided by Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Keinan in March 2006 (see Note 4).

During the three months period ended March 31, 2007 and 2006, the Company incurred an expense of $27,356 and $5,000 respectively, for consulting services provided by the Company’s Chairman of the Board of Directors.

During the three months period ended March 31 2007 and 2006, the Company incurred an expense of $0, and $6,750 respectively, for accounting and administrative services provided by a company owned by a director of the Company.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2007

Note 8 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at March 31, 2007 are as follows:

Amount
$

Year ending December 31,
2007	14,373
2008	19,164
2009	13,192

46,729

Item 2. Plan of Operation.

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

        As of March 31, 2007, we had not realized any significant revenues from operations.

Employees

        We currently do not have any employees, and our subsidiary provides us management services. Our subsidiary hired the services of Gadi Aner who serves as our Chairman and our Interim Chief Executive Officer and Jacob Bar-Shalom, who serves as our Acting Chief Financial Officer. Our subsidiary also hired a Chief Operating Officer and administrative staff. We are planning to hire during the third quarter of 2007 a marketing and sales manager. Commencing June 1, 2007, Gabi Klausner will replace Jacob Bar-Shalom as our Chief Financial Officer.

Plan of Operation

        Our primary objectives over the 12 month period are to manufacture, and commercialize our first product called the Peroxide Explosives Tester or ACRO-P.E.T, which is a detection device for peroxide-based explosives using the intellectual property covered in U.S. Patent No. 6,767,717.

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

Purchase or Sale of Equipment

        Through June 30, 2008 we plan to purchase equipment for a total of approximately $32,000 for software, furniture and office equipment.

Cash Requirements

        Our cash requirement through June 30, 2008 is approximately $1,300,000 which we need to implement our plan of operation and developing and commercializing out potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Dr. Ehud Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. Dr. Keinan is a stockholder who holds approximately 30.4% of Acro’s outstanding common stock. In addition, we estimate our operating expenses and working capital requirements through June 30, 2008 to be as follows:

Product Research and Development	$135,000

Sales and Marketing	$260,000

General and Administrative	$846,000

Capital Expenditures	$32,000

Tax Expenses	$27,000

Total	$1,300,000

        At March 31, 2007, we had a working capital of $1,423,417. In accordance with our current monthly expenses, this will satisfy our cash requirement only until June 30, 2008. In such event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

        During the three months ended March 31, 2007, we incurred a loss of $355,314, compared to a net loss of $109,394 for the comparative period in 2006.

        During the three months ended March 31, 2007, we incurred $353,415 of operating expenses, comprised primarily of $48,904 for research and development costs, $169,998 for stock-based compensation expenses, $2,056 for sales and marketing costs, $302,455 for general and administrative cost.

        During the three months ended March 31, 2006, we incurred $110,499 of operating expenses, comprising primarily of $22,013 for research and development, $88,486 for general and administrative costs.

        At March 31, 2007, we had a working capital of $1,423,417.

        At March 31, 2007, our Company had total assets of $1,746,478, which consisted mainly of cash and equivalents of $1,494,155, fixed assets of $78,107, intangible assets of $107,507 and prepaid expenses and other current and non-current assets of $66,709.

        At March 31, 2006, we had a working capital of $806,513.

        At March 31, 2006, our company had total assets of $965,080 which consisted mainly of cash and equivalents of $845,573 and, intangible assets of $119,507.

        We had no revenues during the three months ended March 31, 2007, and no significant revenues from inception through March 31, 2007.

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

        We have historically incurred losses, and through March 31, 2007, we have incurred losses of $1,907,729 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

        Management believes that we have sufficient cash and working capital to support forecasted operating results, capital expenditures and commitments through at least June 30, 2008. However, the viability of Acro for a significant period of time beyond June 30, 2008 is dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Product in Development

        Our first product called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small disposable pen like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. We delivered these products to several international security agencies for evaluation tests. We recently developed a new version of ACRO-P.E.T, which enables easier verification of peroxide based explosives, such as Triacetone Triperoxide (TATP). In addition, in the new version we improved the sampling device that enables easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, including powder. The new version is expected to be available in the third quarter of 2007. To date, the data supporting our development programs is derived solely from laboratory and limited early stage trials that were not all designed to be statistically significant or proof-of-concept trial, some of which are exploratory in nature. We cannot assure you that our ACRO-P.E.T will gain commercial acceptance in the marketplace.

        We plan to follow ACRO-P.E.T with additional future products utilizing our proprietary technologies and public domain methods for detecting other explosives.

OFF-BALANCE SHEET ARRANGEMENTS

        We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $46,729 for the duration of these lease agreements.

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

N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

N/A.

Item 6. Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006 (incorporated by reference from our current report on Form 8-K filed May 4, 2006).

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003)

3.2	Bylaws dated February 25, 2005 (incorporated by reference from our current report on Form 8-K filed March 21, 2005)

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006 (incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007).

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006 (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007).

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006 (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007).

(10)	Material Contracts

10.1	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.2	Consulting Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.3	Letter of Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.4	Employment Agreement between the Registrant and Yami Tarsi (incorporated by reference from our current report on Form 8-K filed May 12, 2006).

10.5	Advisory Board Agreement between the Registrant and Mr. Ehud Barak (incorporated by reference from our current report on Form 8-K filed April 7, 2006).

10.6	Advisory Board Agreement between the Registrant and Prof. Richard Lerner (incorporated by reference from our current report on Form 8-K filed September 5, 2006).

10.7	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006 (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007).

10.8	Finders Agreement between the Registrant and Siden Investment Inc. dated February 1, 2007 (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-KSB filed March 28, 2007).

10.9	Consulting Agreement between Acrosec Ltd. And M.G NET Ltd., dated March 26, 2007 (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007).

10.10	Services Agreement between Acrosec Ltd. and the Registrant, dated March 7, 2007 (incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 28, 2007).

10.11	Subscription Agreement, dated February 13, 2007 (filed herewith).

10.12	Advisory Board Agreement between the Registrant and Mr. Ehud Barak (incorporated by reference to Exhibit 10.6 to our annual report on Form 10-KSB filed March 28, 2007).

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC.

By: /s/ Gadi Aner —————————————— Gadi Aner, Chief Executive Officer (Principal Executive Officer) Date: May 15, 2007

By: /s/ Jacob Bar-Shalom —————————————— Jacob Bar-Shalom, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: May 15, 2007