Form 10QSB
period 2007-06-30
ACRO INC.
filed 2007-08-13
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The aggregate market value of the shares of common stock held by non-affiliate computed based on the average bid and asked prices of shares of common stock on August 07, 2007, is $18,227,685 .

The number of shares outstanding of the issuer’s common stock, as of August 07, 2007: 67,509,943.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Acro Inc. (a Development Stage Company)
Consolidated Balance Sheets (Unaudited)

	June 30 2007	December 31 2006
	$	$

Assets

Current assets:
Cash and cash equivalents	73,453	341,925
Short term deposits	1,150,000	-
Restricted cash	30,000	-
Prepaid expenses and other current assets	37,517	42,433

Total current assets	1,290,970	384,358

Other non-current assets	10,021	10,861
Property and equipment, net	80,360	75,533
Intangible assets, net	104,507	110,507

Total assets	1,485,858	581,259

Liabilities and stockholders' equity

Current liabilities:
Short term bank-credit	-	22,777
Accounts payable and accrued liabilities	126,190	118,160

Total current liabilities	126,190	140,937

Accrued severance pay	6,482	7,151

Total liabilities	132,672	148,088

Commitments (Note 8)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares
authorized 67,131,686 and 64,931,688 shares issued
and outstanding as of June 30, 2007 and
December 31, 2006, respectively	67,131	64,931
Additional paid-in capital	3,537,119	1,920,655
Accumulated deficit	(2,251,064)	(1,552,415)

Total stockholders' equity	1,353,186	433,171

Total liabilities and stockholders' equity	1,485,858	581,259

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)
Consolidated Statements of Operations (Unaudited)

	Three months ended June 30		Six months ended June 30		Cumulative from Inception (May 22, 2002) to June 30 2007
	2007	2006	2007	2006
	$	$	$	$	$

Revenues	-	-	-	-	7,130

Costs and expenses :

Research and development	64,709	34,429	113,613	56,442	225,014
Sales and marketing	7,026	-	9,082	-	28,964
General and administrative*	264,948	289,325	567,403	377,811	2,002,122

Total operating expenses	336,683	323,754	690,098	434,253	2,256,100

Operating loss	(336,683)	(323,754)	(690,098)	(434,253)	(2,248,970)

Interest and other income (expenses), net	(656)	2,586	(914)	3,691	8,833

Loss before income tax	(337,339)	(321,168)	(691,012)	(430,562)	(2,240,137)
Income tax	5,996	-	7,637	-	10,927

Net loss	(343,335)	(321,168)	(698,649)	(430,562)	(2,251,064)

Basic and diluted net loss per common share	(0.01)	(0.00)	(0.01)	(0.01)	(0.05)

Weighted average shares used in computing
basic and diluted net loss per common share	67,331,684	64,576,012	66,568,399	61,484,165	42,464,468

*	Includes $83,666, $172,344; $253,664, $172,344 and $1,003,004 in stock-based compensation to non-employees for the three months ended June 30, 2007 and 2006; for the six months ended June 30, 2007 and 2006, and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2007, respectively.

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30		Cumulative from Inception (May 22, 2002) to June 30
	2007	2006	2007
	$	$	$

Cash flows from operating activities:
Net loss	(698,649)	(430,562)	(2,251,064)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21,012	3,539	42,714
Stock-based compensation	253,664	172,344	1,003,004
Services contributed by officers	-	-	3,500

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,916	(112,496)	(37,517)
Accounts payable and accrued liabilities	2,030	52,897	120,190
Accrued severance pay	(669)	-	6,482

Net cash used in operating activities	(417,696)	(314,278)	(1,112,691)

Cash flows from investing activities:
Purchase of property and equipment	(13,839)	(1,668)	(101,581)
Purchase of intangible assets	-	(120,000)	(120,000)
Increase in restricted cash	(30,000)	-	(30,000)
Increase in short-term deposits	(1,150,000)	-	(1,150,000)
Decrease (increase) in long-term deposits	840	-	(10,021)

Net cash used in investing activities	(1,192,999)	(121,668)	(1,411,602)

Cash flows from financing activities:
Increase (decrease) in short-term credit	(22,777)	-	-
Proceeds from sale common stock and warrants	1,500,000	1,231,286	2,836,286
Offering costs	(135,000)	(99,031)	(238,540)

Net cash provided by financing activities	1,342,223	1,132,255	2,597,746

Net (decrease) in cash and cash equivalents	(268,472)	696,309	73,453

Cash and cash equivalents at beginning of period	341,925	2,002	-

Cash and cash equivalents at end of period	73,453	698,311	73,453

Non-cash activities
Acquisition of property and equipment on credit	6,000	0	6,000

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	-

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)
Notes to the Consolidated Financial Statements as of June 30, 2007 (Unaudited)

Note 1 – Business

ACRO, Inc. (A Development Stage Company) (“the Company”), was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company originally was an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing, the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of peroxide based explosives for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has cumulative losses for the period from inception (May 22, 2002) through June 30, 2007 of $2,251,064. Management believes that the Company has sufficient cash and working capital to support forecasted operating results, capital expenditures and commitments through at least June 30, 2008. However, the viability of the Company for a significant period of time beyond June 30, 2008 is dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of June 30, 2007 (Unaudited)

Note 2 – Summary of Accounting Policies (cont’d)

B.	Use of estimates in the preparation of financial statements

The preparation of the consolidated financial statements in conformity with U.S generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

C.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, ACROSEC Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

D.	Cash, Cash equivalents, Restricted Cash and Short-term deposits

The Company considers all highly liquid investments, which include short-term deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash, to be cash equivalents.

Restricted cash is comprised of a deposit pledged as collateral in connection with credit line. Short-term deposits are comprised of a deposit in bank with original maturities more than three months from the date of purchase.

E.	Foreign currency translation

The Company considers the functional currency of the parent and subsidiary companies to be in US dollars and accordingly, the accompanying financial statements have been prepared in US dollars. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated at average exchange rates prevailing during the year. Foreign currency transaction gains and losses, which to date have not been material, are included in the Consolidated Statements of Operations.

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
Notes to the Consolidated Financial Statements as of June 30, 2007 (Unaudited)

Note 2 – Summary of Accounting Policies (cont’d)

G.	Loss per share

The Company computes basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding, including 199,998 shares issuable to consultants for the three and six month periods ended June 30, 2007. Warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share for the reported periods, as such warrants were anti-dilutive since the Company incurred losses in those periods.

H.	Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

I.	Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the application of SFAS No. 157 will have on its consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments at fair value. The Statement allows entities to achieve an offset accounting effect for certain changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the Board’s long-term objectives for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of this new statement at the required effective date will have a significant effect in its results of operations, financial position or cash flows.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of June 30, 2007 (Unaudited)

Note 2 – Summary of Accounting Policies (cont’d)

J.	Recently adopted accounting standards

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of January 1, 2007 and there was no material effect on the financial statements. As a result, the Company did not record any cumulative effect related to adopting FIN 48.

As of January 1, 2007, the Company did not have any unrecognized tax benefits. The Company’s accounting policy is to accrue interest and penalties related to uncertain tax positions as a component of income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and foreign jurisdictions. The Company is currently open to be audited under the statue of limitations by the Internal Revenue Service for the years ending December 31, 2002 through 2006. The foreign subsidiary was incorporated in March 2006 and its initial 2006 tax return is open to foreign examination by its local tax authority when filed. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 3 – Property and Equipment, Net

	Estimated useful life (years)	June 30 2007	December 31 2006
		$	$

Computer equipment	3	11,007	3,613
Production equipment	3	87,787	82,668
Furniture	7-15	6,770	1,461
Leasehold Improvements	(*)	2,017	-

		107,581	87,742

Less -accumulated depreciation and amortization		27,221	12,209

		80,360	75,533

(*) over the term of the lease

Depreciation expense for the three month and six month periods ended June 30, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2007 were $7,862, $15,012, $46, $46 and $27,221 respectively.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of June 30, 2007 (Unaudited)

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Ehud Keinan (“Keinan”), a stockholder who holds 30.4% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three and six month periods ended June 30, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2007 was $3,000, $6,000 $3,000, $3,493, and $15,493, respectively.

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

Note 6 – Stock-Based Compensation

In April 2006, the Company engaged a consultant to serve on the Company’s advisory board. The consultant was entitled to receive a grant of 166,666 shares of common stock for each quarter of service provided on the Company’s advisory board. As of June 30, 2007, the consultant had earned 811,591 shares of common stock of which 311,593 were issued subsequent to the balance sheet date on July 19, 2007.

Compensation expense recorded for the three month and six periods ended June 30, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2007 was $71,666, $213,332, $166,666, $166,666 and $881,663, respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant. The consultant resigned from the Company’s advisory board on June 19, 2007 and the shares he was entitled during three month period ended June 30, 2007 were calculated accordingly.

In May 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant will receive a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of June 30, 2007, the consultant had earned 72,342 shares of common stock of which 33,332 were issued subsequent to the balance sheet date on July 19, 2007.

Compensation expense share were recorded for the three month and six month periods ended June 30, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2007 was $6,000, $20,166 , $5,678, $5,678 and $76,009, respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant.

In August 2006, the Company engaged a new director to serve on the Company’s Board of Directors. As compensation, the Director received a signing bonus of $5,000, a quarterly fee of $1,500, and for each meeting, $500 for attendance in person or $100 for attendance via teleconference. In addition, subject to approval by the Board of Directors and adoption of a Stock Option Plan, the Company will grant the Director 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock at date of grant. At the end of each quarter, the Director may purchase up to 17,936 shares of the total shares granted. As of June 30, 2007, no option plan has been adopted by the Company and no approval has been given by the Board of Directors for the option grant.

Therefore, no option grant date was established and as a result, no compensation expense was incurred by the Company for the reported periods.

Acro Inc. (a Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of June 30, 2007 (Unaudited)

Note 6 – Stock-Based Compensation (cont’d)

In September 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant will receive a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of June 30, 2007, the consultant had earned 49,998 shares of common stock of which 33,332 shares were issued subsequent to the balance sheet date on July 19, 2007.

Compensation expense recorded for the three month and six month periods ended June 30, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2007 was $6,000, $20,166 $0, $0 and $45,332, respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant.

Note 7 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC a limited liability company wholly-owned by Keinan (see Note 4), whereby Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the three month and six month periods ended June 30, 2007, 2006 the Company incurred $9,000, $18,000, $9,000 and $12,000 for the consulting services provided by Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Keinan in March 2006 (see Note 4).

During the three month and six month period ended June 30, 2007 and 2006, the Company incurred an expense of $31,396, $58,752, $19,229 and $24,294 respectively, for consulting services provided by the Company’s Chairman of the Board of Directors.

Note 8 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at June 30, 2007 are as follows:

Amount
$

Year ending December 31,
2007	9,366
2008	18,732
2009	12,895

40,993

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

        As of June 30, 2007, we had not realized any significant revenues from operations.

Employees

        We currently do not have any employees, and our subsidiary provides us management services. Our subsidiary hired the services of Gadi Aner who serves as our Chairman and our Interim Chief Executive Officer and Gabby Klausner, who serves as our Chief Financial Officer (started June 1, 2007). Our subsidiary also hired a Chief Operating Officer and administrative staff. On July 16, 2007, our subsidiary entered into an employment agreement with Shai Markevitch who will serve as our Vice President Business Development and Sales commencing on August 19, 2007.

Plan of Operation

        Our primary objectives over the 12 month period ending on June 30, 2008 are to manufacture, and commercialize our first product called the Peroxide Explosives Tester or ACRO-P.E.T, which is a detection device for peroxide-based explosives using the intellectual property covered in U.S. Patent No. 6,767,717.

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

Purchase or Sale of Equipment

        Through June 30, 2008 we plan to purchase equipment for a total of approximately $20,000 for software, furniture and office equipment.

Cash Requirements

        Our cash requirement through June 30, 2008 is approximately $1,005,000 which we need to implement our plan of operation and developing and commercializing out potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Dr. Ehud Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. Dr. Keinan is a stockholder who holds approximately 30.4% of Acro’s outstanding common stock. In addition, we estimate our operating expenses and working capital requirements through June 30, 2008 to be as follows:

Estimated Expenses through June 30, 2008

Product Research and Development	$110,000

Sales and Marketing	$190,000

General and Administrative	$665,000

Capital Expenditures	$20,000

Tax Expenses	$20,000

Total	$1,005,000

        At June 30, 2007, we had a working capital of $1,164,780. In accordance with our current monthly expenses, this will satisfy our cash requirement only until June 30, 2008. In such event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

        During the three months ended June 30, 2007, we incurred a loss of $343,335, compared to a net loss of $321,168 for the comparative period in 2006. During the six months ended June 30, 2007, we incurred a loss of $698,649, compared to a net loss of $430,562 for the comparative period in 2006.

        During the six months ended June 30, 2007, we incurred $690,098 of operating expenses, comprised of $113,613 for research and development costs, $253,664 for stock-based compensation expenses, $9,082 for sales and marketing costs, $313,739 for general and administrative cost.

        During the six months ended June 30, 2006, we incurred $434,253 of operating expenses, comprising of $56,442 for research and development, $172,344 for stock-based compensation expenses and $205,467 for general and administrative costs.

        At June 30, 2007, we had working capital of $1,164,780.

        At June 30, 2007, our Company had total assets of $1,485,858, which consisted of cash and equivalents, cash deposits and restricted cash of $1,253,453, fixed assets of $80,360, intangible assets of $104,507 and prepaid expenses and other current and non-current assets of $47,538.

        At December 31, 2006, we had working capital of $243,421.

        At December 31, 2006, our Company had total assets of $581,259, which consisted of cash and equivalents of $341,925, fixed assets of $75,533, intangible assets of $110,507 and prepaid expenses and other current and non-current assets of $53,294.

        We had no revenues during the six months ended June 30, 2007, and no significant revenues from inception through June 30, 2007.

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

        We have historically incurred losses, and through June 30, 2007, we have incurred losses of $2,251,064 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

        We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $40,993 for the duration of these lease agreements.

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

None.

Item 5. Other Information.

N/A.

Item 6. Exhibits

(a)	Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006 (incorporated by reference from our current report on Form 8-K filed May 4, 2006).

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003).

3.2	Bylaws dated February 25, 2005 (incorporated by reference from our current report on Form 8-K filed March 21, 2005).

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006 (incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007).

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006 (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007).

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006 (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007).

(10)	Material Contracts

10.1	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.2	Consulting Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.3	Letter of Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.4	Advisory Board Agreement between the Registrant and Mr. Ehud Barak (incorporated by reference to Exhibit 10.6 to our annual report on Form 10-KSB filed March 28, 2007).

10.5	Advisory Board Agreement between the Registrant and Prof. Richard Lerner (incorporated by reference from our current report on Form 8-K filed September 5, 2006).

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006 (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007).

10.7	Finders Agreement between the Registrant and Siden Investment Inc. dated February 1, 2007 (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-KSB filed March 28, 2007).

10.8	Consulting Agreement between Acrosec Ltd. And M.G NET Ltd., dated March 26, 2007 (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007).

10.9	Services Agreement between Acrosec Ltd. and the Registrant, dated March 7, 2007 (incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 28, 2007).

10.10	Subscription Agreement, dated February 13, 2007 (incorporated by reference to Exhibit 10.11 to our quarterly report on Form 10-QSB filed May 15, 2007).

10.11	Employment Agreement between Acrosec Ltd. and Gabby Klausner, dated June 1, 2007 (filed herewith).

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer and Principal Accounting Officer

(b)	Reports on Form 8-K

On June 5, 2007, the Company filed a current report on Form 8-K reporting an Item 5 event. The Item 5 event involved the appointment of the Chief Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC. By: /s/ Gadi Aner —————————————— Gadi Aner, Chief Executive Officer (Principal Executive Officer) Date: August 13, 2007

By: /s/ Gabby Klausner —————————————— Gabby Klausner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: August 13, 2007