Form 10QSB
period 2007-09-30
ACRO INC.
filed 2007-11-13
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The aggregate market value of the shares of common stock held by non-affiliate computed based on the average bid and asked prices of shares of common stock on November 12, 2007, is $6,754,327.

The number of shares outstanding of the issuer’s common stock, as of November 2, 2007: 67,543,275.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Acro Inc. (a Development Stage Company)

Consolidated Balance Sheets (Unaudited)

	September 30 2007	December 31 2006
	$	$

Assets

Current assets:
Cash and cash equivalents	212,044	341,925
Short term deposits	800,000	-
Restricted cash	30,000	-
Trade receivables	4,151	-
Prepaid expenses and other current assets	81,086	42,433

Total current assets	1,127,281	384,358

Other non-current assets	18,140	10,861
Property and equipment, net	82,813	75,533
Intangible assets, net	101,507	110,507

Total assets	1,329,741	581,259

Liabilities and stockholders' equity

Current liabilities:
Short term bank-credit	-	22,777
Accounts payable and accrued liabilities	162,248	118,160

Total current liabilities	162,248	140,937

Accrued severance pay	11,910	7,151

Total liabilities	174,158	148,088

Commitments (Note 8)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares
authorized 67,509,943 and 64,931,688 shares issued
and outstanding as of September 30, 2007 and
December 31, 2006, respectively	67,510	64,931
Additional paid-in capital	3,541,741	1,920,655
Accumulated deficit during the development stage	(2,453,668)	(1,552,415)

Total stockholders' equity	1,155,583	433,171

Total liabilities and stockholders' equity	1,329,741	581,259

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three months ended September 30		Nine months ended September 30		Cumulative from Inception (May 22, 2002) to September 30 2007
	2007	2006	2007	2006
	$	$	$	$	$

Revenues	5,268	-	5,268	-	12,398

Costs and expenses:

Research and development	32,348	11,684	145,961	68,126	257,362
Sales and marketing	30,834	-	39,916	-	59,798
General and administrative*	161,881	395,000	729,284	771,712	2,164,003

Total operating expenses	225,063	406,684	915,161	839,838	2,481,163

Operating loss	(219,795)	(406,684)	(909,893)	(839,838)	(2,468,765)

Interest and other income (expenses), net	33,741	2,078	32,827	4,670	42,574

Loss before income tax	(186,054)	(404,606)	(877,066)	(835,168)	(2,426,191)
Income tax	16,550	-	24,187	-	27,477

Net loss	(202,604)	(404,606)	(901,253)	(835,168)	(2,453,668)

Basic and diluted net loss per common share	(0.00)	(0.01)	(0.01)	(0.01)	(0.06)

Weighted average shares used in computing basic
and diluted net loss per common share	67,509,943	64,748,356	66,900,915	62,584,186	43,642,896

*	Includes $5,000, $172,344; $258,664, $448,158 and $1,008,004 in stock-based compensation to non-employees for the three months ended September 30, 2007 and 2006; for the nine months ended September 30, 2007 and 2006, and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007, respectively.

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30		Cumulative from Inception (May 22, 2002) to September 30
	2007	2006	2007
	$	$	$

Cash flows from operating activities:
Net loss	(901,253)	(835,168)	(2,453,668)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33,584	11,409	55,286
Stock-based compensation	258,664	448,158	1,008,004
Services contributed by officers	-	-	3,500

Changes in operating assets and liabilities:
Trade receivables	(4,151)	-	(4,151)
Prepaid expenses and other current assets	(38,653)	(38,893)	(81,086)
Accounts payable and accrued liabilities	44,088	14,844	162,248
Accrued severance pay	4,760	-	11,911

Net cash used in operating activities	(602,961)	(399,650)	(1,297,956)

Cash flows from investing activities:
Purchase of property and equipment	(31,864)	(84,471)	(119,606)
Purchase of intangible assets	-	(120,000)	(120,000)
Increase in restricted cash	(30,000)	-	(30,000)
Increase in short-term deposits	(800,000)	-	(800,000)
Decrease (increase) in other long-term assets	(7,279)	-	(18,140)

Net cash used in investing activities	(869,143)	(204,471)	(1,087,746)

Cash flows from financing activities:
Increase (decrease) in short-term credit	(22,777)	-	-
Proceeds from sale common stock and warrants	1,500,000	1,231,286	2,836,286
Offering costs	(135,000)	(99,031)	(238,540)

Net cash provided by financing activities	1,342,223	1,132,255	2,597,746

Net increase (decrease) in cash and cash equivalents	(129,881)	528,134	212,044

Cash and cash equivalents at beginning of period	341,925	2,002	-

Cash and cash equivalents at end of period	212,044	530,136	212,044

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	-

See accompanying notes to the consolidated financial statements.

Acro Inc. (a Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2007 (Unaudited)

Note 1 – Business

ACRO, Inc. (A Development Stage Company) (the “Company”), was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company originally was an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing, the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of explosive materials for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has cumulative losses for the period from inception (May 22, 2002) through September 30, 2007 of $2,453,668. Management believes that the Company has sufficient cash and working capital to support forecasted operating results, capital expenditures and commitments through at least September 30, 2008. If such available sources of cash are not sufficient, management has a plan to reduce expenses so that it can continue to meet its obligations. However, the viability of the Company for a significant period of time beyond September 30, 2008 is dependent on its ability to generate cash flow from product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Acro Inc. (a Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2007 (Unaudited)

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

Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. No compensation cost was recognized in the accompanying consolidated statements of operations prior to fiscal year 2006 as no options or similar instruments had been granted during that period.

As of January 1, 2006 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). All stock-based awards to non employees are accounted for at their fair value in accordance with SFAS No. 123(R) and in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”). The Company accounts for stock-based awards to employees in accordance with SFAS No. 123(R) and related interpretations, which requires all share-based payments to employees to be recognized based on their fair values. The Company recorded the stock based compensation granted to a consultant on the date the consultant earned the awarded shares in the same manner as if the Company paid cash to the consultant for his services.

Acro Inc. (a Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2007 (Unaudited)

Note 2 – Summary of Accounting Policies (cont’d)

G.	Loss per share

The Company computes basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding or issuable to consultants. Warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share for the reported periods, as such warrants were anti-dilutive since the Company incurred losses in those periods.

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

Notes to the Consolidated Financial Statements as of September 30, 2007 (Unaudited)

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

The Company files income tax returns in the U.S. federal jurisdiction and foreign jurisdictions. The Company is currently subject to audit under the statue of limitations by the Internal Revenue Service for the years ending December 31, 2002 through 2006. The foreign subsidiary was incorporated in March 2006 and its initial 2006 tax return is subject to foreign examination by its local tax authority when filed. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 3 – Property and Equipment, Net

	Estimated useful life (years)	September 30 2007	December 31 2006
		$	$

Computer equipment	3	13,054	3,613
Production equipment	3	97,422	82,668
Furniture	7-15	7,113	1,461
Leasehold Improvements	(*)	2,017	-

		119,606	87,742

Less -accumulated depreciation and amortization		36,793	12,209

		82,813	75,533

(*) over the term of the lease

Depreciation expense for the three month and nine month periods ended September 30, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007 were $9,572, $24,584, $4,870, $4,916 and $36,793 respectively.

Acro Inc. (a Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2007 (Unaudited)

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Ehud Keinan (“Keinan”), a stockholder who holds 30.5% of the Company’s shares of common stock, in consideration of $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three and nine month periods ended September 30, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007 was $3,000, $9,000 $3,000, $6,493, and $18,493, respectively.

Note 5 – Stock Transactions

On February 27, 2007, the Company consummated a private placement of 2,000,000 units, at a price of $0.75 per unit, for aggregate proceeds of $1,500,000, each unit comprising one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price per share of $1.25 exercisable within five years (“Unit”). In connection with the private placement, the Company paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 Units to the finder.

Note 6 – Stock-Based Compensation

In April 2006, the Company engaged a consultant to serve on the Company’s advisory board. The consultant was entitled to receive a grant of 166,666 shares of common stock for each quarter of service provided on the Company’s advisory board. As of September 30, 2007, the company issued to the consultant 811,591 shares of common stock. The consultant resigned from the Company’s advisory board on June 19, 2007.

Compensation expense recorded for the three month and nine month periods ended September 30, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007 was $0, $213,332, $249,999, $416,665 and $881,663, respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant.

In May 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant receives a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of September 30, 2007, the consultant had earned 89,008 shares of common stock of which 72,342 shares were received and 16,666 were issued subsequent to the balance sheet date on October 31, 2007.

Compensation expense recorded for the three month and nine month periods ended September 30, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007 was $2,500, $22,666, $24,999, $30,677 and $78,509, respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant.

In August 2006, the Company engaged a new director to serve on the Company’s Board of Directors. As compensation, the Director received a signing bonus of $5,000, a quarterly fee of $1,500, and for each meeting, $500 for attendance in person or $100 for attendance via teleconference. In addition, subject to approval by the Board of Directors and adoption of a Stock Option Plan, the Company will grant the Director 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock at date of grant. At the end of each quarter, the Director may purchase up to 17,936 shares of the total shares granted. In October 2007, as consideration for his appointment as the sole member of the Company’s Audit Committee and as the Director in charge of the implementation of Sarbanes Oxley requirements, the Company added an addendum to the Director’s engagement letter, under which, in addition to his existing compensation package, the Director will receive a special bonus of $1,500 and commencing the fourth quarter of 2007, and each quarter thereafter, quarterly fee (in addition to the quarterly fee already paid to him) in the amount of $1,500.

Acro Inc. (a Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2007 (Unaudited)

Note 6 – Stock-Based Compensation (cont’d)

As of September 30, 2007, no option plan has been adopted by the Company and no approval has been given by the Board of Directors for the option grant. Therefore, no option grant date was established and as a result, no compensation expense was incurred by the Company for the reported periods.

In September 2006, the Company engaged an additional consultant to serve on the Company’s advisory board. The consultant receives a grant of 16,666 shares of common stock for each quarter of service provided on the Company’s advisory board, not to exceed a total of 200,000 shares. As of September 30, 2007, the consultant had earned 66,664 shares of common stock of which 49,998 shares were received and 16,666 shares were issued subsequent to the balance sheet date on October 31, 2007.

Compensation expense recorded for the three month and nine month periods ended September 30, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007 was $2,500, $22,666, $0, $0 and $49,832, respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultant.

Note 7 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC a limited liability company, wholly-owned by Keinan (see Note 4), whereby Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the three month and nine month periods ended September 30, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007 the Company incurred $9,000, $27,000, $9,000 $21,000 and$57,000 for the consulting services provided by Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Keinan in March 2006 (see Note 4).

During the three month and nine month period ended September 30, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2007, the Company incurred an expense of $32,408, $91,160, $15,271, $39,565 and $146,577 respectively, for consulting services provided by the Company’s Chairman of the Board of Directors.

Acro Inc. (a Development Stage Company)

Notes to the Consolidated Financial Statements as of September 30, 2007 (Unaudited)

Note 8 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at September 30, 2007 are as follows:

Amount
$

Year ending December 31,
2007	7,557
2008	30,228
2009	24,048
2010	6,581

68,415

Note 9 – Subsequent Events

On October 16, 2007, the company signed a non-binding letter of intent to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems. The parties agreed that upon the execution of a definitive agreement, Acro will provide Ray interim financing, in accordance with an agreed working plan up to a total of $250,000. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, and the approval of the proposed acquisition by both companies’ boards of directors and raising funds. RAY’s products are based on a proprietary technology, Discovery CERT, enabling trace automated sampling of bulk goods and cargo for the detection of explosive, chemical, and biological threats.

On October 28, 2007, the company’s technology agreement with LSRI – Life Science Research Israel Ltd., a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the long-proven technology of IIBR’s explosives testing kit (ETK) to Acro, for incorporation into the company’s pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by the company and royalties to be paid to LSRI. The new device will complement the ACRO-P.E.T., the company’s peroxide explosive tester for the detection of improvised explosives.

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

General

        We develop products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002 under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly owned subsidiary, Acrosec Ltd., which is incorporated under the laws of the State of Israel. Our principal executive and head office is located at 37 Inbar St., Caesarea, Israel.

        As of September 30, 2007, we had not realized any significant revenues from operations.

Employees

        We currently do not have any employees, and our subsidiary provides us management services. Our subsidiary hired the services of Gadi Aner who serves as our Chairman and our Interim Chief Executive Officer and Gabby Klausner, who serves as our Chief Financial Officer. On August 19, 2007, our subsidiary hired Shy Markevitch to serve as our Vice President Business Development, Marketing and Sales. On October 30, 2007, our Chief Operating Officer ceased his employment.

Plan of Operation

        Our primary objectives over the 12 month period ending on September 30, 2008 are to manufacture, and commercialize our first products called the Peroxide Explosives Tester or ACRO-P.E.T and the ACRO-N.E.T, which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI.

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

        On October 28, 2007, our technology agreement with LSRI – Life Science Research Israel Ltd., a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the long-proven technology of IIBR’s explosives testing kit (ETK) to Acro, for incorporation into our pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by us and royalties to be paid to LSRI. The new device will complement the ACRO-P.E.T., the company’s peroxide explosive tester for the detection of improvised explosives.

        On October 16, 2007, we signed a non-binding letter of intent to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems. The parties agreed that upon the execution of a definitive agreement, we will provide RAY an interim financing, in accordance with an agreed working plan up to a total of $250,000. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, and the approval of the proposed acquisition by both companies’ boards of directors and raising funds. RAY’s products are based on a proprietary technology, Discovery CERT, enabling trace automated sampling of bulk goods and cargo for the detection of explosive, chemical, and biological threats. We may not complete a definitive documentation on terms satisfactory to the parties and consummate the transaction, be satisfied with the due diligence process, obtain the approval of the proposed acquisition by both companies’ boards of directors, or be able to raise additional fund required for the completion of the transaction.

Purchase or Sale of Equipment

        During the year beginning at September 30, 2007 through September 30, 2008 we plan to purchase equipment for a total of approximately $27,000 for software, furniture and office equipment.

Cash Requirements

        Our cash requirement through September 30, 2008 is approximately $892,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Dr. Ehud Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. Dr. Keinan is a stockholder who holds approximately 30.5% of Acro’s outstanding common stock. We estimate our operating expenses and working capital requirements beginning September 30, 2008 and through September 30, 2008 to be as follows:

Estimated Expenses through September 30, 2008

Product Research and Development	$137,000

Sales and Marketing	$162,000

General and Administrative	$553,000

Capital Expenditures	$20,000

Tax Expenses	$20,000

Total	$892,000

        At September 30, 2007, we had a working capital of $965,033. In accordance with our current monthly expenses, this will satisfy our cash requirement only until September 30, 2008. In such event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Financial Condition, Liquidity and Capital Resources

        During the three months ended September 30, 2007, we incurred a loss of $202,604, compared to a net loss of $404,606 for the comparative period in 2006. During the nine months ended September 30, 2007, we incurred a loss of $901,253, compared to a net loss of $835,168 for the comparative period in 2006. During the nine months ended September 30, 2007, we incurred $915,161 of operating expenses, comprised of $145,961 for research and development costs, $258,664 for stock-based compensation expenses, $39,916 which is included in the general and administrative cost for sales and marketing costs, $470,620 for general and administrative cost.

        During the nine months ended September 30, 2006, we incurred $839,838 of operating expenses, comprising of $68,126 for research and development, $448,158 for stock-based compensation expenses and $323,554 for general and administrative costs.

        At September 30, 2007, we had working capital of $965,033.

        At September 30, 2007, our Company had total assets of $1,329,741, which consisted of cash and equivalents, short term deposits and restricted cash of $1,042,044, fixed assets of $82,813, intangible assets of $101,507 and prepaid expenses and other current and non-current assets of $103,377.

        At December 31, 2006, we had working capital of $243,421.

        At December 31, 2006, our Company had total assets of $581,259, which consisted of cash and equivalents of $341,925, fixed assets of $75,533, intangible assets of $110,507 and prepaid expenses and other current and non-current assets of $53,294.

        We had no significant revenues during the nine months ended September 30, 2007, and no significant revenues from inception through September 30, 2007.

Going Concern

        The continuation of our business is dependent upon our raising additional financial support or on our ability to create significant sales of our commercial products, the ACRO-P.E.T and the ACRO N.E.T. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

        We have historically incurred losses, and through September 30, 2007, we have incurred losses of $2,453,668 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations.

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

        Management believes that we have sufficient cash and working capital to support forecasted operating results, capital expenditures and commitments through at least September 30, 2008. If such available sources of cash are not sufficient, management has a plan to reduce expenses so that it can continue to meet its obligations. However, the viability of Acro for a significant period of time beyond September 30 , 2008 is dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Product in Development

        Our first product called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small disposable pen like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. We delivered these products to several international security agencies for evaluation tests. We recently developed a new version of ACRO-P.E.T, which enables easier verification of peroxide based explosives, such as Triacetone Triperoxide (TATP). In addition, in the new version we improved the sampling device that enables easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, including powder. The new version is expected to be available in the fourth quarter of 2007.

        We are currently starting to market a new device called ACRO-N.E.T., which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the technology of IIBR’s explosives testing kit (ETK), licensed to us under the agreement with LSRI. This new device ACRO- N.E.T., complements ACRO-P.E.T. We will start marketing the ACRO-N.E.T during the fourth quarter 2007.

        To date, the data supporting our development programs is derived from laboratory and limited trials. We cannot assure you that our ACRO-P.E.T and ACRO N.E.T will gain commercial acceptance in the marketplace. We plan to follow ACRO-P.E.T and ACRO-N.E.T with additional future products utilizing our proprietary technologies and public domain methods for detecting other explosives.

Off-Balance Sheet Arrangements

        We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $68,415 for the duration of these lease agreements.

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

Item 5. Other Information.

N/A.

Item 6. Exhibits

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

(2)	Plan of purchase, sale, reorganization, arrangement, liquidation or succession

2.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006 (incorporated by reference from our current report on Form 8-K filed May 4, 2006).

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation as amended (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003).

3.2	Bylaws dated February 25, 2005 (incorporated by reference from our current report on Form 8-K filed March 21, 2005).

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006 (incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007).

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006 (incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007).

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006 (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007).

(10)	Material Contracts

10.1	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.2	Consulting Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.3	Letter of Agreement between the Registrant and BioTech Knowledge LLC (incorporated by reference from our current report on Form 8-K filed February 3, 2006).

10.4	Advisory Board Agreement between the Registrant and Mr. Ehud Barak (incorporated by reference to Exhibit 10.6 to our annual report on Form 10-KSB filed March 28, 2007).

10.5	Advisory Board Agreement between the Registrant and Prof. Richard Lerner (incorporated by reference from our current report on Form 8-K filed September 5, 2006).

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006 (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007).

10.7	Finders Agreement between the Registrant and Siden Investment Inc. dated February 1, 2007 (incorporated by reference to Exhibit 10.9 to our annual report on Form 10-KSB filed March 28, 2007).

10.8	Consulting Agreement between Acrosec Ltd. And M.G NET Ltd., dated March 26, 2007 (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007).

10.9	Services Agreement between Acrosec Ltd. and the Registrant, dated March 7, 2007 (incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 28, 2007).

10.10	Subscription Agreement, dated February 13, 2007 (incorporated by reference to Exhibit 10.11 to our quarterly report on Form 10-QSB filed May 15, 2007).

10.11	Employment Agreement between Acrosec Ltd. and Gabby Klausner, dated June 1, 2007 (incorporated by reference to Exhibit 10.11 to our quarterly report on Form 10-QSB filed August 13, 2007).

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer and Principal Accounting Officer

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer and Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC. By: /s/ Gadi Aner —————————————— Gadi Aner, Chief Executive Officer (Principal Executive Officer) Date: November 13, 2007

By: /s/ Gabby Klausner —————————————— Gabby Klausner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: November 13, 2007