Form 10KSB
period 2007-12-31
ACRO INC.
filed 2008-03-13
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-50482

ACRO INC.
(Name of Small Business Issuer in Its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

37 Inbar St., Caesarea, Israel	30889
(Address of principal executive offices)	(Zip Code)

+972-4-636-0297
(Issuer's telephone number, including area code)

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

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $7,784

The aggregate market value of the shares of common stock held by non-affiliate computed based on the average bid and asked prices of shares of common stock on February, 15 2008, is $4,730,362.

The number of shares outstanding of the issuer’s common stock, as of February 15, 2008: 67,576,607.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☒.

ACRO INC.
ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS

PART I

Item 1. Description of Business

        Certain statements in this Annual Report on Form 10-KSB are “forward-looking statements”. These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward looking statements can be found in the Section entitled “Risk Factors” in Item 1 in this Annual Report on Form 10-KSB. Investors are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

        Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

        In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

        Unless otherwise indicated, all references to “we”, “us”, “our” , “Company” and “ACRO” means ACRO Inc.

Corporate Overview

        We develop and market products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002 under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd., incorporated under the laws of the State of Israel, which provides us with research and development, manufacturing, marketing and management services. Our principal executive and head office is located at 37 Inbar St., Caesarea, Israel.

        Initially, our business had been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources.

        However, since we were not successful in implementing our initial business plan for consulting services, we decided to no longer offer consulting services to oil and gas companies. Accordingly, on March 15, 2006, we completed our acquisition of a patent for $120,000 pursuant to a patent purchase agreement with Prof. Ehud Keinan, which we refer here as the Patent Purchase Agreement. The patent, U.S. Patent No. 6,767,717, describes a method of detection of peroxide-based explosives. Through a consulting services agreement that we signed at the same time, Prof. Keinan, the inventor of the method described in the patent, has agreed to provide consulting services to us in order to develop the patent into a commercially viable product. We are a development stage company with little history of research and development of explosives detection equipment.

        On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of US$4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of US$6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of US$12,857.13; and (iv) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these two transactions, BioTech Knowledge LLC is our largest stockholders with approximately 30.93% of our common stock.

        On October 16, 2007, we signed a non-binding letter of intent to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems for explosive, chemical and biological threats. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, the approval of the proposed acquisition by both companies’ boards of directors and raising adequate financing. RAY’s products are based on a proprietary technology called Discovery CERT which enables automated trace sampling of bulk goods and cargo for the detection of explosive, chemical and biological threats. We may not complete definitive documentation on terms satisfactory to the parties and consummate the transaction, be satisfied with the due diligence process, or obtain the approval of the proposed acquisition by both companies’ boards of directors. Effective as of December 16, 2007, both parties agreed to extend the time frame for the preparation and execution of a definitive agreement until February 29, 2008, and to extend the exclusive-dealing period until June 30, 2008. As of March 2008, a definitive agreement was not yet signed by the parties.

        As of December 31, 2007, we had not realized any significant revenues from operations and experienced losses of 2,729,431. Our subsidiary, Acrosec Ltd., currently has six employees.

Our Current Business

        Our goal is to leverage our technology and capabilities in the field of explosive detection devices and to commercialize our products for detection of military and commercial explosives.

        Our Products

        Our first product is called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. In 2007 we developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version is available for sale since mid 2007.

        In addition, we have developed another device called ACRO-N.E.T., which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2007 with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). This new device, ACRO-N.E.T., complements ACRO-P.E.T by detecting the nitrogen based explosives, in addition to the peroxide explosives detected by the ACRO-P.E.T.

We developed a new product named ACRO-SET, which combines both products mentioned above in one product. ACRO-SET is an explosive detection kit, comprising of the ACRO-N.E.T and the ACRO-P.E.T, covering a broad spectrum of explosives and is packed in a pouch that can be held on the belt and is the ideal solution for security professionals.

        During the fourth quarter of 2007 we delivered samples of the ACRO-SET to several distributors. However, we have not yet had any significant sales of ACRO-SET.

        To date, the efficiency approval of ACRO-P.E.T is derived from laboratory research and limited sales. We had performed an independent research at the Technion institute laboratory, which indicated the ACRO-P.E.T to show accurate and fast results in detecting TATP explosives. ACRO-N.E.T which is based on the ETK – kit, has a large field experience and evidences for its efficiency. Nevertheless, we cannot assure that ACRO-P.E.T and ACRO-N.E.T will gain commercial acceptance in the marketplace.

The Market

        Improvised explosive devices based on peroxide containing materials have increasingly been used in recent years by various terrorist organizations, especially in the Middle East and other parts of the world. This has generated growing interest in technology that can detect this threat. The main reason for the growth in the use of peroxide-based explosives by terrorist groups is that such explosives can be easily “home-made” using inexpensive, readily-available starting materials which can be purchased in most hardware and paint stores, even in bulk quantities. One class of such peroxide-based explosives can be easily produced by reacting various carbonyl compounds (e.g. ketones, aldehydes and their derivatives) with hydrogen peroxide under acid catalysis. For example, when a mixture of acetone, hydrogen peroxide and small amounts of a mineral acid such as sulfuric acid is left for several hours at room temperature, white crystals of triacetone triperoxide, commonly referred to as TATP, and diacetone diperoxide, commonly referred to as DADP, are formed.

        Although many peroxide-containing materials have been known for more than 70 years, no satisfactory method for their field detection has been developed to date. The three overall methods of explosives detection in use today are as follows:

(a)	Manual - searching by hand and/or with the use of specially-trained dogs. This practice involves obvious risks.

(b)	Bulk Detection – attempting to detect macroscopic mass on the basis of characteristic-specific gravity using X-ray or CT techniques.

(c)	Trace Detection – sensing the presence of explosives through chemical identification of microscopic residues of the compound, in either vapor or particle form. Trace detection is generally used to resolve alarms raised when suspicious items are identified either manually or through bulk detection.

        Consequently, and in view of the increased use of such peroxide-based explosives by terrorists, especially in the Middle East as well as in other parts of the world, there exists an urgent need for highly-sensitive methods and devices for the early detection of peroxide-based explosives and improvised explosive devices employing them.

Competition

        We are competing with other developers and manufacturers of explosive detection devices. Several of our competitors recently announced efforts to develop devices that detect TATP. Most of these devices are based on air-sampling followed by spectral analysis using various methods. These instruments, which are quite heavy and expensive, are designed primarily for checkpoint stations, such as airports and we do not consider them as competing products to ours. There are several more products in the market that are similar to our, but most of them are based on wet chemistry (it is necessary to drop different solutions on the suspected material), which is unfriendly and unsafe use. Another system identifies explosives is using “spray” but it is unsafe and less accurate.

Manufacturing

        We do not manufacture our products internally, and engage a third party for the supply and manufacture of our products. We have no long-term supply agreements with our sole supplier and manufacturer, and cannot assure you that we will be able to obtain such components on a timely basis or at acceptable prices. If we are unable to obtain our products at acceptable prices and on a timely basis, we may not be able to meet the demand for our products, which would adversely affect our production capability, our reputation and results of operations.

Distribution

        Currently, we are introducing our products to potential customers in the market through distributors.

Intellectual Property

        Our success will depend in part on our ability, and the ability of our future licensees, to obtain patent protection for the technology and processes we acquired pursuant to the Patent Purchase Agreement with Prof. Keinan. Under the Patent Purchase Agreement, we purchased the technology covered by United States Patent No. 6,767,717 issued on July 27, 2004.

        This Patent involves a method for the detection of explosives. The abstract describes “a method of detecting a peroxide-based explosive in a sample suspected of consisting of or comprising such explosive, which method comprises dissolving said sample in a suitable organic solvent, contacting the solution with an aqueous solution of a strong acid capable of decomposing said explosive to release hydrogen peroxide, and contacting the resulting mixture with a peroxide enzyme”.

        On November 2007, we submitted a new US patent application number 11926194 with the subject: “APPARATUS FOR IDENTIFYING EXPLOSIVE MATERIALS” in order to protect our containing device of the ACRO-PET and ACRO-NET.

        In addition, pursuant to our agreement with LSRI, we have obtained a license allowing us to incorporate the long-proven technology of IIBR’s explosives testing kit into our pen-like device. This will enable our pen-like device to detect commercial and military explosives.

        During the twelve months ended December 31, 2007, we have invested a total of $208,016 in research and development activities compared to $111,401 invested for the comparative period in 2006. Most of the research and development activity was done by consultants and sub contractors.

Government Approvals

        Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations, such as the U.S. Transportation Security Agency. We are planning to seek regulatory approvals, and are planning on working with the regulators, such as TSA in the U.S. and other government agencies in other jurisdictions, to insure that our products meet their specific requirements.

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

        We incurred net losses of $1,177,016 for the year ended December 31, 2007 and, as of December 31, 2007, we had an accumulated deficit of $2,729,431 and working capital of $671,238.

        We anticipate that we will require additional funding of up to approximately $130,000 according to our current business structure to implement our business plan and to conduct research and development for our potential explosive detection products for the next twelve-month period. Although we intend to begin to generate revenues from the sale of our products ACRO-P.E.T. and ACRO-N.E.T. and to raise additional money required to fund our operations during this period of time from the sale of our equity securities, there can be no assurance that we will be able to do so.

If we are unable to obtain additional funding, our business operations will be harmed and, if we do obtain additional financing, our then-existing shareholders may suffer substantial dilution.

        We will require additional funds to sustain and develop our existing and potential explosive detection products. Additional capital will be required to effect these operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and the company may not be able to continue to conduct business operations. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

We have a limited operating history and, if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of significant revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We completed the acquisition of U.S. Patent No. 6,767,717 on March 15, 2006 and our company has little operating history researching and developing explosive detection devices. Accordingly, we must be considered a development-stage company. Our success is significantly dependent on the successful commercialization of our existing and potential explosive detection products. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to achieve commercial acceptance of our existing and potential explosive detection devices or to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have no supply agreements with our key supplier, which supplies and manufactures our products. If we need to replace our supplier and manufacturer, we may not be able to meet the demand for our product.

        We do not manufacture our products internally, and we have a single source of supply for the components of our product, and the manufacturing of our product. We have no long-term supply agreements with our sole supplier and manufacturer, we may not be able to meet the demand for our products, which would adversely affect our production capability, our reputation and results of operations.

We are a development-stage company with little experience in the operation of our business. There is a risk that our business may fail.

        To date, we have been involved primarily in research, testing and product development. We have only a limited operating history and no experience in mass producing and bringing to market our products. We may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond our control. These problems include, but are not limited to:

—	unanticipated difficulties relating to the production and marketing of a new product in the marketplace;

—	competition from larger and more established companies; and

—	lack of market acceptance of our new products and technologies.

There is uncertainty over whether the intellectual property we acquired infringes on the rights of third parties, which could add expense and delay operations.

        We acquired U.S. Patent No. 6,767,717 from Prof. Ehud Keinan for $120,000. While Prof. Keinan has represented to us that, to the best of his knowledge, the explosive detection technology covered by the Patent does not infringe on the rights of any third party, neither Prof. Keinan nor our company undertook a formal patent search or other investigation as to whether the detection technology infringes on the rights of any third party. In the event it is ultimately found that this technology does infringe on the rights of a third party, we may be prohibited from developing or marketing products incorporating the technology and we may be liable for damages to the third party upon whose technology we may have infringed.

We may be unable to protect our proprietary rights, thereby permitting competitors to develop the same or similar products and technologies to ours, which could add expense and delay operations.

        Our future results and ability to compete will be dependent, in large part, upon the marketing and sales of our proprietary products and technologies, the development of future proprietary products and technologies and the commercialization of purchased patented technologies. While we have purchased a U.S. patent covering certain of aspects of our explosive detection products, the patent may be successfully challenged and may not provide us with meaningful proprietary protections. Alternatively, we may not have the financial resources to mount sustained patent defense. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others or if others assert their rights against us. The failure to successfully protect our intellectual property and proprietary rights could enable others to duplicate or claim rights to our explosive detection products or otherwise develop similar or competitive products which may result in decreases in our future results of operations, liquidity and cash flows. Any such decreases may correspondingly decrease the market price of our common stock.

Our major shareholders, officers, directors and affiliated entities own a major portion of our shares and control us.

        Our major shareholders, executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 38.65% of our outstanding shares. These shareholders, if acting together, may be able to control all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

We Depend Upon Key Personnel.

        Our success is heavily dependent on the continued active participation of our current Chairman and Chief Executive Officer Gadi Aner and our director Prof. Ehud Keinan. Loss of the services of one or both of these individuals could have a material adverse effect upon our business, financial condition or results of operations. None of these individuals currently have any plans to retire or leave ACRO in the near future. We do not maintain any key life insurance policies for any of these individuals or other personnel. The loss of any of our senior personnel could significantly impact our business until adequate replacements can be identified and put in place.

We face severe competition from other explosive detection companies, many of whom have greater resources than we do, which could cause us to lose sales, add expense and delay our operations.

        We will have to compete against companies that are also in the business of developing, manufacturing and marketing explosive detection devices. We may be unable to effectively compete in the market sector in which we plan to operate. There are several other explosive detection providers that have significant inroads to the market sector.

We may be subject to government approvals and regulations that reduce our ability to commercialize our products, increase our costs of operations and decrease our ability to generate income.

        Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations, such as the US Transportation Security Agency There can be no assurance that we will obtain regulatory approvals and certifications for our products. Even if we are granted such regulatory approvals and certifications, these approvals and certification may impose limits on the use of our products. We cannot guarantee that restrictive regulations, rules or directives will not, in the future, be imposed. Such potential regulatory conditions or compliance with such regulations may increase our cost of operations or decrease our ability to generate income.

Our sales rely heavily on governmental agencies.

        A significant portion of our revenues relies on sales to governmental agencies. Our ability to sell our products to these agencies is dependent on our ability to obtain all required approvals from these agencies, which may take a long time, and may also be negatively impacted by other developments that affect these government agencies, including the following: changes in government programs that are related to our products and services; adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations; delays or changes in the government appropriations process; and uncertainties associated with the war on terror and other geo-political matters.

We currently dependent on sales of a few explosive detection devices for all of our revenues.

        We expect sales of our pen-like devices to account for virtually all of our revenues for the foreseeable future. As a result, factors adversely affecting our ability to sell, or pricing of or demand for, the pen-like devices would have a material adverse effect on our financial condition and results of operations.

In order for our detection technology to remain effective, we must respond to the rapid changes in the technology used in explosive devices.

        In order to remain competitive, we will have to respond quickly to rapid changes in technology used in commercial and military explosives, as well as in technology used by terrorists in improvised explosive and other devices. If we are unable to develop products that detect newly-developed commercial and military explosives, as well as explosives used by terrorists in improvised explosive and other devices, our competitive position will be harmed. In order to release new products we may have to make substantial investments in research and development. Our research and development activities may not result in revenues for a substantial time period. Moreover, there is no assurance that our research and development activities will result in the introduction of any effective products or that the development, design or commercialization of any future product will be successfully completed or that the expenses associated with the manufacturing of such future product will allow us to sell them at a price that is acceptable to the customers.

We may have difficulties managing growth which could lead to higher losses.

        While we have not yet generated any revenues through the production and sale of our products, should certain events occur, we might be in a position to rapidly commercialize our products. Rapid growth would strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to improve our operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should we be unable to successfully create improvements to our internal procedures and controls in an efficient and timely manner, management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources.

We may seek to expand our business through acquisitions that could result in a diversion of resources and additional expenses, which could disrupt our business and harm our financial condition.

        We may, in the future, pursue acquisitions of businesses, products and technologies, or establish joint venture arrangements to expand our business. The negotiation of potential acquisitions or joint ventures, as well as the integration of an acquired or jointly-developed business, technology, service or product could divert management’s time as well as our resources, and disrupt our operations and cause our business to suffer. We have not acquired a business in the past, and we may be unable to successfully integrate acquired businesses or joint ventures with our operations.

        On October 16, 2007, we signed a non-binding letter of intent to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems for explosive, chemical and biological threats. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, the approval of the proposed acquisition by both companies’ boards of directors and raising adequate financing. RAY’s products are based on a proprietary technology called Discovery CERT which enables automated trace sampling of bulk goods and cargo for the detection of explosive, chemical and biological threats. We may not complete definitive documentation on terms satisfactory to the parties and consummate the transaction, be satisfied with the due diligence process, obtain the approval of the proposed acquisition by both companies’ boards of directors, or be able to raise additional fund required for the completion of the transaction. Effective as of December 16, 2007, both parties agreed to extend the time frame for the preparation and execution of a definitive agreement until February 29, 2008, and to extend the exclusive-dealing period until June 30, 2008. As of March 2008, a definitive agreement was not yet signed by the parties.

        If we complete the acquisition of RAY and any future acquisitions we may also require additional capital, which may not be available on favorable terms, if at all, or which may dilute the interests of our shareholders.

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

        In addition, Israeli-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment. Recently, there has been a further escalation in violence among Israel, Hamas, the Palestinian Authority and other groups. In addition, in July 2006 there have been extensive hostilities along Israel’s northern border with Lebanon and to a lesser extent in the Gaza Strip. In June of 2007 the Hamas militant group has taken over the Gaza Strip from the Palestinian Authority, and the hostilities along Israel’s border with the Gaza Strip increased. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations and product development and cause our sales to decrease. Furthermore, several countries, principally those in the Middle East still restrict business with Israel and Israeli companies. These restrictive laws and policies may limit seriously our ability to sell our products in these countries.

Because our officers and some of our directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

        Our officers, Mr. Gadi Aner and Ms. Gabby Klausner, and some of our directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

        Our Certificate of Incorporation authorizes the issuance of 700,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the Certificate of Incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to obtain additional financing in the future. The issuance of any such shares may result in a reduction of the net book value per share or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

        In February 2008, our board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of common stock of the Company, for allocation to employees, directors and consultants under the plan. The terms of specific grants are yet to be determined.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

        Our by-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

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

Risks Associated With Our Common Stock

There is a limited trading market for our common stock and, if a market for our common stock does not develop, our investors will be unable to sell their shares.

        There is currently a limited trading market for our common stock and such a market may not develop or be sustained. Our common stock is eligible for quotation on the National Association of Securities Dealers Inc.‘s OTC Bulletin Board. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development-stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

Item 2. Description of Property

        As of February 20, 2007, we have signed a lease agreement for our headquarters at 37 Inbar St., Caesarea, Israel.

Item 3. Legal Proceedings

        We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any proceeding being contemplated by a governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Transactions and Small Business Issuer Purchases of Equity Securities

        Our shares of common stock were initially approved for quotation on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MNAI” on September 14, 2004. On February 6, 2006, as a result of a seven-for-one forward stock split, the National Association of Securities Dealers, Inc. changed our trading symbol to “MDIN”. However, no market for our common stock developed until March 23, 2006. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. As a result, our common stock is quoted on the OTCBB under the new symbol “ACRI”.

        The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter since January 1, 2006. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	2006		2007
	High	Low	High	Low

1st Quarter	0.88	0.01	1.60	0.85
2nd Quarter	1.15	0.88	0.89	0.29
3rd Quarter	1.50	1.00	0.48	0.13
4th Quarter	2.03	1.30	0.18	0.05

Outstanding Shares and Shareholders of Record

        As of February 15, 2008, there were 67,576,607 shares of our common stock issued and outstanding. These shares were held by approximately thirty two (32) shareholders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

        As of December 31, 2007 we did not have, nor have we since inception had, any equity compensations plans. Subsequent to the balance sheet date, our board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of common stock of the Company, for allocation to employees, directors and consultants under the plan. The terms of specific grants are yet to be determined. We have issued, and will issue, shares of our common stock to the members of our advisory board for their service as advisory board members. See “– Recent Sales of Unregistered Securities.”

Recent Sales of Unregistered Securities

        On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of US$4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of US$6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of US$12,857.13, and (iv) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these two transactions, BioTech Knowledge LLC is our largest stockholders with approximately 30.93% of our common stock. We issued the securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

        On March 15, 2006, the Company consummated a second private placement, pursuant to which, the Company issued to certain investors 2,376,000 shares of common stock, together with warrants to purchase 2,376,000 shares of common stock at an exercise price of $ 0.75 per share, exercisable until March 15, 2008, in consideration of an aggregate gross proceeds of $1,188,000, less transaction cost of $ 99,031. We issued the securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

        In April 2006, we appointed Mr. Ehud Barak to serve on our advisory board. Mr. Barak received a grant of 166,666 shares of common stock for each quarter of service on our advisory board. On June 18, 2007, Mr. Ehud Barak resigned from our advisory board. As of December 31, 2007, Mr. Barak was issued 811,591 shares of our common stock with a total fair market value of $56,811.

        In May 2006, we appointed Prof. Richard A. Lerner as an additional member of our advisory board. Prof. Lerner will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2007, Prof. Lerner was entitled to receive 105,674 shares of our common stock with a total fair market value of $7,397, of which 89,008 shares were issued as of December 31, 2007. An additional 16,666 shares which were earned during the three months ended December 31, 2007 were issued in January 24, 2008.

        In September 2006, we appointed Prof. K. Barry Sharpless to serve on our advisory board. Prof. Sharpless will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2007, Prof. Sharpless was entitled to receive 83,330 shares of our common stock with a total fair market value of $5,833, of which 66,664 shares were issued as of December 31, 2007. An additional 16,666 shares which were earned during the three months ended December 31, 2007 were issued in January 24, 2008.

        The shares granted to the advisory board members were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

        On February 27, 2007, we closed a private placement of 2,000,000 units, at a price of US$0.75 per unit, for aggregate proceeds of US$1,500,000. Each unit comprised one share of our common stock and one warrant to purchase one share of our common stock at the price per share of $1.25 exercisable within five years. In connection with the private placement, we paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to the finder. We issued the securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Plan of Operation

        Our primary objectives over the 12 month period ending on December 31, 2008 are to manufacture and commercialize our product, called the ACRO – SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI. Please see the “Products in Development” section below.

        Furthermore, we plan to continue to develop our headquarters as our main research and development base in Israel, and to initiate international marketing and sales to reach a market base worldwide.

        On October 28, 2007, our technology agreement with LSRI, a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI licensed the long-proven technology of IIBR’s explosives testing kit to Acro, for incorporation into our pen-like device. This will allow our pen-like device to detect commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by us and royalties to be paid to LSRI. The new device complements the ACRO-P.E.T., which detects peroxide-based explosives in improvised explosive devices.

        On October 16, 2007, we signed a non-binding letter of intent to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems for explosive, chemical and biological threats. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, the approval of the proposed acquisition by both companies’ boards of directors and raising adequate financing. RAY’s products are based on a proprietary technology called Discovery CERT which enables automated trace sampling of bulk goods and cargo for the detection of explosive, chemical and biological threats. We may not complete definitive documentation on terms satisfactory to the parties and consummate the transaction, be satisfied with the due diligence process, obtain the approval of the proposed acquisition by both companies’ boards of directors, completion of the transaction. Effective as of December 16, 2007, both parties agreed to extend the time frame for the preparation and execution of a definitive agreement until February 29, 2008, and to extend the exclusive-dealing period until June 30, 2008. As of March 2008, a definitive agreement was not yet signed by the parties.

        Cash Requirements

        Our cash requirement for the next 12 months is approximately $800,000 which we need to implement our plan of operation and to develop and commercialize our explosive detection devices. We are obligated to pay BioTech Knowledge LLC, a wholly-owned limited liability company of Prof. Ehud Keinan, $3,000 per month for consulting services to be provided by Prof. Keinan. Prof. Keinan is a stockholder who holds approximately 30.93% of Acro’s outstanding common stock. In addition, we estimate our operating expenses and working capital requirements for fiscal year 2008 to be as follows:

Estimated Expenses to December 31, 2008

Product Research and Development	$71,000
Sales and Marketing	$207,000
General and Administrative	$503,000
Capital Expenditures	$5,000
Tax Expenses	$14,000

Total	$800,000

        At December 31, 2007, we had working capital of $671,238. In accordance with our current monthly expenses, we will need to raise an additional amount of about $130,000 according to our current business structure to satisfy our cash requirements until December 31, 2008. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Purchase or Sale of Equipment

        During the next 12 months, we plan to spend approximately $5,000 for software, furniture and office equipment.

Employees

        We currently do not have any employees, and our subsidiary Acrosec Ltd. provides us with management services. Our subsidiary hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer (66% time), Shy Markevitch, who serves as our Vice President Business Development, Marketing and Sales and four others employees, three of them in partial time. On October 30, 2007, our Chief Operating Officer ceased his employment.

Products in Development

        Our first product is called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. In 2007 developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version is available for sale since mid 2007.

        In addition, we have developed another device called ACRO-N.E.T., which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2007 with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T is based on the LSRI explosive detecting kit, called ETK five. The ETK five is capable of identifying the full range of well known types of military and comercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This new device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T (it is the same device) but it is using different solutions and detects different explosives.

        We see as our main product the “ACRO-SET” that includes both P.E.T and N.E.T, and covers the total range of explosives detecting. During the fourth quarter of 2007 we delivered samples of ACRO-SET to several distributors. However, we have not yet had any significant sales of it.

          To date, the efficiency approval of ACRO-P.E.T is derived from laboratory research and limited sales. We had performed an independent research at the Technion institute laboratory, which indicated the ACRO-P.E.T to show accurate and fast results in detecting TATP explosives. ACRO-N.E.T which is based on the ETK – kit, has a large field experience and evidences for its efficiency. Nevertheless, we cannot assure that ACRO-P.E.T and ACRO-N.E.T will gain commercial acceptance in the marketplace. We plan to follow ACRO-P.E.T and ACRO-N.E.T with additional products in detecting of explosives.

Financial Condition, Liquidity and Capital Resources

        During the twelve months ended December 31, 2007, we incurred a loss of $1,177,016, comparable to a net loss of $1,351,583 for the comparative period in 2006.

        During the twelve months ended December 31, 2007, we incurred $1,196,635 of operating expenses, comprised primarily of $208,016 for research and development costs, $251,317 for stock-based compensation expenses, $86,485 for sales and marketing costs, $650,817 for general and administrative cost.

        During the twelve months ended December 31, 2006, we incurred $1,358,040 of operating expenses, comprised primarily of $111,401 for research and development costs, $749,340 for stock-based compensation expenses, $19,882 for sales and marketing costs, $477,417 for general and administrative cost.

        At December 31, 2007, we had working capital of $671,238.

        At December 31, 2007, our company had total assets of $1,056,326, which consisted mainly of cash and equivalents, short term deposits and restricted cash of $777,159, fixed assets of $95,194, intangible assets of $98,507 and prepaid expenses and other current and non-current assets of $85,466.

        At December 31, 2007, our company’s total liabilities were $183,854.

        We had no significant revenues during the twelve months ended December 31, 2007, and from inception through December 31, 2007.

Going Concern

        The continuation of our business is dependent upon our raising additional financial support or on our ability to create significant sales of our commercial products, ACRO-P.E.T and ACRO-N.E.T. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

        We have historically incurred losses, and from inception through December 31, 2007 we have incurred losses of $2,729,431. Because of these historical losses, we will require additional working capital to develop our business operations.

        There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow for operations; or (ii) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and the last private placement are insufficient to meet our ongoing capital requirements, we will have to raise additional working capital by means of private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not increase our operations and, if we are unable to raise additional funds, we may cease operations.

        The viability of Acro for a significant period of time is dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Private Placements

        On February 27, 2007, we closed a private placement of 2,000,000 units, at a price of US$0.75 per unit, for aggregate proceeds of US$1,500,000. Each unit comprised one share of our common stock and one warrant to purchase one share of our common stock at the price per share of $1.25 exercisable within five years. In connection with the private placement, we paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to the finder.

Critical Accounting Policies

Share Based Compensation

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

Recent Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company expects no material effect on its financial position, result of operations and cash flows as a result of adoption SFAS 159.

        In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of Statement 157‘s, FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company expects no material effect on its financial position, result of operations and cash flows as a result of adoption SFAS 157.

        In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company expects no material effect on its financial position, result of operations and cash flows as a result of adopting Statement 141R and Statement 160.

Recently Adopted Accounting Standards

        Effective January 1, 2007, the Company adopted provisions of FIN 48. FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition and derecognition of tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, classification, interest and penalties, and disclosure. See note 6 for the impact of adopting FIN 48 on the Company’s results of operations and financial position.

Off-Balance Sheet Arrangements

        We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $61,499 for the duration of these lease agreements.

Item 7. Financial Statements

        Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ACRO Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of ACRO Inc. (A Development Stage Company) and subsidiary (hereinafter – “the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACRO Inc. (A Development Stage Company) and subsidiary as of December 31, 2007 and 2006, and the results of their operations, and their cash flows for each of the years in the two-year period ended December 31, 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somekh Chaikin —————————————— Somekh Chaikin Certified Public Accountants (Isr.) Member Firm of KPMG International Tel Aviv, Israel March 13, 2008

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Consolidated Balance Sheets

	December 31 2007	December 31 2006
	$	$

Assets

Current assets:
Cash and cash equivalents	97,159	341,925
Short term deposits	650,000	-
Restricted cash	30,000	-
Trade receivables	4,626	-
Prepaid expenses and other current assets	70,161	42,433

Total current assets	851,946	384,358

Other non-current assets	10,679	10,861
Property and equipment, net	95,194	75,533
Intangible assets, net	98,507	110,507

Total assets	1,056,326	581,259

Liabilities and stockholders' equity (deficit)

Current liabilities:
Short term bank-credit	-	22,777
Accounts payable and accrued liabilities	180,708	118,160

Total current liabilities	180,708	140,937

Accrued severance pay	3,146	7,151

Total liabilities	183,854	148,088

Commitments (Notes 8 and 10)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,543,275 and 64,931,688 shares issued and outstanding as of
December 31, 2007 and December 31, 2006, respectively	67,543	64,931
Additional paid-in capital	3,534,360	1,920,655
Deficit accumulated during the development stage	(2,729,431)	(1,552,415)

Total stockholders' equity	872,472	433,171

Total liabilities and stockholders' equity	1,056,326	581,259

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Consolidated Statements of Operations

	Year ended December 31		Cumulative from inception (May 22, 2002) to December 31 2007
	2007	2006
	$	$	$

Revenues	7,784	-	14,914

Costs and expenses :
Research and development	208,016	111,401	319,417
Sales and marketing	86,485	19,882	106,367
General and administrative *	902,134	1,226,757	2,336,853

Total operating expenses	1,196,635	1,358,040	2,762,637

Operating loss	(1,188,851)	(1,358,040)	(2,747,723)
Interest income, net	45,121	9,747	54,868

Loss before income taxes	(1,143,730)	(1,348,293)	(2,692,855)
Income tax expense	33,286	3,290	36,576

Net loss	(1,177,016)	(1,351,583)	(2,729,431)

Basic and diluted net loss per common share	(0.02)	(0.02)	(0.06)

Weighted average number of shares used in computing
basic and diluted net loss per common share	67,062,825	63,175,885	44,716,022

*	Includes $251,317, $749,340 and $1,000,657 in stock-based compensation to non-employees for the years ended December 31, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007 respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Statement of Stockholders' Equity

	Common stock		Additional paid-in capital	Deficit accumulated	Total stockholders' equity (deficit)
	Shares	Amount
		$	$	$	$

Inception, May 22, 2002	-	-	-	-	-
Sale of common stock for cash	14,000,000	14,000	(9,000)	-	5,000
Net loss for the period	-	-	-	(3,131)	(3,131)

Balance as at December 31, 2002	14,000,000	14,000	(9,000)	(3,131)	1,869
Services contributed by officers	-	-	3,500	-	3,500
Sale of common stock for cash	28,000,000	28,000	72,000	-	100,000
Offering costs	-	-	(4,509)	-	(4,509)
Net loss for the year	-	-	-	(18,539)	(18,539)

Balance as at December 31, 2003	42,000,000	42,000	61,991	(21,670)	82,321
Net loss for the year	-	-	-	(21,497)	(21,497)

Balance as at December 31, 2004	42,000,000	42,000	61,991	(43,167)	60,824
Net loss for the year	-	-	-	(157,665)	(157,665)

Balance as at December 31, 2005	42,000,000	42,000	61,991	(200,832)	(96,841)
Issuance of common stock on January 19, 2006	20,200,012	20,200	23,086	-	43,286
Issuance of common stock and warrants on
March 15, 2006	2,376,000	2,376	1,185,624	-	1,188,000
Offering costs	-	-	(99,031)	-	(99,031)
Issuance of common stock on September 5, 2006	172,344	172	(172)	-	-
Issuance of common stock on November 6, 2006	183,332	183	(183)	-	-
Stock-based compensation to non-employees	-	-	749,340	-	749,340
Net loss for the year	-	-	-	(1,351,583)	(1,351,583)

Balance as at December 31, 2006	64,931,688	64,931	1,920,655	(1,552,415)	433,171
Issuance of common stock on January 19, 2007	199,998	200	(200)	-	-
Issuance of common stock and warrants on
February 27, 2007	2,000,000	2,000	1,498,000	-	1,500,000
Offering costs	-	-	(135,000)	-	(135,000)
Issuance of common stock on July 19, 2007	378,257	378	(378)	-	-
Issuance of common stock on October 30, 2007	33,332	34	(34)	-	-
Stock-based compensation to non-employees	-	-	251,317	-	251,317
Net loss for the year	-	-	-	(1,177,016)	(1,177,016)

Balance as at December 31, 2007	67,543,275	67,543	3,534,360	(2,729,431)	872,472

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Consolidated Statements of Cash Flows

	Year ended December 31		Cumulative from inception (May 22, 2002) to December 31 2007
	2007	2006
	$	$	$

Cash flows from operating activities:
Net loss	(1,177,016)	(1,351,583)	(2,729,431)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	45,429	21,702	67,131
Stock-based compensation	251,317	749,340	1,000,657

Changes in operating assets and liabilities:
Trade receivables	(4,626)	-	(4,626)
Prepaid expenses and other current assets	(27,728)	(42,387)	(70,161)
Accounts payable and accrued liabilities	62,548	19,271	180,708
Accrued severance pay	(4,005)	7,151	3,146

Net cash used in operating activities	(854,081)	(596,506)	(1,549,076)

Cash flows from investing activities:
Decrease (increase) in long term deposit	182	(10,861)	(10,679)
Increase in restricted cash	(30,000)	-	(30,000)
Increase in short term deposits	(650,000)	-	(650,000)
Purchase of property and equipment	(53,090)	(87,742)	(140,832)
Purchase of intangible assets	-	(120,000)	(120,000)

Net cash used in investing activities	(732,908)	(218,603)	(951,511)

Cash flows from financing activities:
Increase (decrease) in short term bank-credit	(22,777)	22,777	-
Proceeds from issuance of common stock	1,500,000	1,231,286	2,836,286
Offering costs	(135,000)	(99,031)	(238,540)

Net cash provided by financing activities	1,342,223	1,155,032	2,597,746

Net (decrease) increase in cash and cash equivalents	(244,766)	339,923	97,159
Cash and cash equivalents at beginning of period	341,925	2,002	-

Cash and cash equivalents at end of period	97,159	341,925	97,159

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	-

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 1 – Business

ACRO, Inc. (A Development Stage Company) (“the Company”) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company originally was an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing (see Note 7), the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of peroxide based explosives for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred losses of $2,729,431 from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient license fees from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 2 – Summary of Significant Accounting Policies (cont’d)

D.	Cash, Cash equivalents, Restricted Cash and Short-Term Deposits (cont’d)

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

The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2007, no impairment losses were identified.

G.	Research and Development Costs

Costs incurred in the research and developments of the Company’s product are expensed as incurred.

H.	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as described in Note 4. Expenditures for repairs and maintenance are expensed as incurred.

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

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 2 – Summary of Significant Accounting Policies (cont’d)

J.	Accounting for Stock-Based Compensation

Prior to fiscal 2006, the Company applied the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(APB No. 25), and related interpretations, in accounting for stock options granted under the stock option plan. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. No compensation cost was recognized in the accompanying consolidated statements of income prior to fiscal year 2006 as no options or similar instruments have been granted during that period. As of January 1, 2006 the Company adopted Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). All stock-based awards to nonemployees are accounted for at their fair value in accordance with SFAS No. 123(R) and in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF 96-18”). The Company accounts for stock-based awards to employees in accordance with SFAS No. 123(R) and related interpretations, which requires all share-based payments to employees to be recognized based on their fair values. The Company recorded the stock based compensation granted to a consultant on the date the consultant earned the awarded shares in the same manner as if the Company paid cash to the consultant for his services.

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

The Israeli subsidiary’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law, based on the most recent salary of the employee multiplied by the number of years of employment, at the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for its Israeli employees is covered by monthly deposits for insurance policies and/or pension funds and by accruals. The value of these policies and/or funds is recorded as an asset in the Company’s balance sheet. The deposited funds include profits accumulated to the balance sheet date. The deposited amounts may be withdrawn only upon the fulfillment of the obligations pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes profits. Severance expense for the years ended December 31, 2007 and 2006 amounted to $14,087 and $7,151, respectively.

M.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, trade payables, other accounts payable and accruals approximate their fair value.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 2 – Summary of Significant Accounting Policies (cont’d)

N.	Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company expects no material effect on its financial position, result of operations and cash flows as a result of adoption SFAS 159.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of Statement 157. FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” delays the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company expects no material effect on its result of operations and financial position statements as a result of adoption SFAS 157.

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company expects no material impact of adopting Statement 141R and Statement 160 on its results of operations and financial position.

O.	Recently Adopted Accounting Standards

Effective January 1, 2007, the Company adopted provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertain Tax Positions – An Interpretation of FASB Statement No. 109". FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition and derecognizing of tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, classification, interest and penalties, and disclosure. See note 6 for the impact of adopting FIN 48 on the Company’s results of operations and financial position.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 3 – Prepaid Expenses and Other Current Assets

	December 31 2007	December 31 2006
	$	$

Value-added tax receivable	20,372	34,123
Prepaid expenses	8,527	7,500
Interest receivables	39,032	-
Other	2,230	810

	70,161	42,433

Note 4 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	December 31 2007	December 31 2006
		$	$

Computer equipment	3	13,487	3,613
Production equipment	3	117,998	82,668
Furniture	7-15	7,330	1,461
Leasehold improvements	(*)	2,017	-

		140,832	87,742
Less - Accumulated depreciation and amortization		45,638	12,209

		95,194	75,533

(*) over the lease term

Depreciation expense for the year ended December 31 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007 was $33,429, $12,209 and $45,638, respectively.

Note 5 – Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.93% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the years ended December 31, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007 was $12,000, $9,493 and $21,493, respectively. The expected annual amortization expenses for each of the next five years are $12,000.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 6 – Income Taxes

A.	Income Taxes

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary, which was formed in March 2006, in accordance with local tax laws. In 2007 and 2006, income before income taxes of the Israeli subsidiary is $73,161 and $5,848 respectively, and the loss before income taxes for the Company in the US is $1,216,891 and $1,354,141 respectively. The regular corporate tax rate in Israel for 2007 is 29%. The Israeli corporate tax rates for 2008 and thereafter are as follows: 2008 – 27%, 2009 – 26%, and for 2010 and thereafter – 25%. The applicable statutory tax rate for the Company in the US is 34%.

Loss from continuing operations, before income taxes, consists of the following:

	December 31 2007	December 31 2006
	$	$

United States	(1,216,891)	(1,354,141)
Israel	73,161	5,848

	(1,143,730)	(1,348,293)

B.	Deferred Tax

The components of the deferred tax assets are as follows:

	December 31 2007	December 31 2006
	$	$

Deferred tax assets:
Net operating loss carry forwards	882,298	460,407
Valuation allowance	(882,298)	(460,407)

Net deferred tax assets	-	-

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $882,298 and $460,407, respectively. The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $421,891 and $391,907, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of December 31, 2007, the Company has net operating loss carry forwards for federal income tax purposes of approximately $2,594,994, after the consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal Revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 6 – Income Taxes (cont’d)

B.	Deferred Tax (cont’d)

As of December 31, 2007, the Company has not provided for income taxes on the undistributed earnings of approximately $66,514 of its Israeli subsidiary since these earnings are intended to be reinvested indefinitely in Israel. Undistributed earnings may be liable to additional taxes if they were distributed as dividends. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

C.	Reconciliation of Income Tax Expense:

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31
	2007	2006
	$	$

Loss before income taxes as per the income statement	(1,143,730)	(1,348,293)

Tax calculated according to the statutory tax rate of 34%	(388,868)	(458,420)

Increase (decrease) in income tax resulting from:
Non-deductible expenses	4,569	1,477
Change in valuation allowance	421,891	460,407
Foreign tax rate differential	(3,658)	(174)
Other	(648)	-

Total income tax expense	33,286	3,290

The income tax payable as of December 31, 2007 and 2006 was $36,576, and $3,290 respectively.

D.	Accounting for Uncertainty in Income Taxes

The Company and its subsidiary adopted FIN 48 as of January 1, 2007, and there was no effect on the financial statements. As a result, the Company and its subsidiary did not record any cumulative effect adjustment related to adopting FIN 48.

As of January 1, 2007 and for the 12 months ended December 31, 2007, the Company and its subsidiary did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company and its subsidiary’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiary file income tax returns in the U.S. federal and state jurisdictions and in Israel. The Company’s tax returns remain subject to examination by the Internal Revenue Service for the tax years beginning in 2002. The Israeli subsidiary was incorporated in March 2006 and its tax returns remain subject to examination by the Israeli tax authorities for the years beginning in 2006.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 7 – Stock Transactions

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

On February 6, 2006, the Company affected a seven-for-one stock split of its authorized and outstanding shares of common stock. As a result, the authorized capital was changed from 50,000,000 to 350,000,000 shares of common stock. The stock split did not vary the aggregate par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

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

On October 30, 2006, the Company affected a 2:1 stock split. As a result, the authorized capital was changed from 350,000,000 to 700,000,000 shares of common stock. The stock split did not vary the aggregate par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

Note 8 – Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the company’s advisory board. One of the consultants resigned during 2007. During the years ended December 31, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007 the consultants earned 444,921 shares, 555,674 shares and 1,000,595 shares respectively. During the year ended December 31, 2007, 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007 compensation expense recorded in respect of the shares earned by the consultant amounted to $251,317, $749,340 and $1,000,657 respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultants.

Under the agreements with the consultants they are entitled to earn up to an additional 210,996 shares of common stock for future services to be performed.

In August 2006, the Company entered into an agreement with a director for his services as a member of the Company’s Board of Directors. As compensation, the Director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. In addition, subject to approval by the Board of Directors and adoption of a Stock Option Plan, the Company will grant the Director 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. At the end of each quarter, the Director may purchase up to 17,936 shares of the total shares granted.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 9 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC a limited liability company wholly-owned by Prof. Keinan (see Note 5), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the year ended December 31, 2007 and 2006, the Company incurred $45,579 and $30,000, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 5).

During the year ended December 31, 2007 and 2006, the Company incurred an expense of $122,765 and $55,417, respectively, for consulting services provided by the Company’s Chairman of the Board of Directors.

Note 10 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at December 31, 2007 are as follows:

Amount
$

Year ending December 31,
2008	31,548
2009	23,231
2010	6,720

Total minimum lease payments	61,499

Rent expense for each of the years ended December 31, 2007 and 2006 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007 was $24,989, $5,670 and $30,659, respectively.

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

Effective as of December 16, 2007, both parties agreed to extend the time frame for the preparation and execution of a definitive agreement until February 29, 2008, and to extend the exclusive-dealing period until June 30, 2008. As of March 2008, a definitive agreement was not yet signed by the parties.

On October 28, 2007, the Company’s technology agreement with LSRI – Life Science Research Israel Ltd., a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the technology of IIBR’s explosives testing kit (ETK) to the Company, for incorporation into the Company’s pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by the Company and royalties to be paid to LSRI. The new device will complement the ACRO-P.E.T., the Company’s peroxide explosive tester for the detection of improvised explosives.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2007

Note 11 – Subsequent Event

In February 2008, the Company’s board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of common stock of the Company, for allocation to employees, directors and consultants under the plan. Any option granted under our Plan not exercised within eight years of the grant date shall expire. The terms of specific grants are yet to be determined.

Additional 33,332 shares which were earned by members of the advisory board during the three months ended December 31, 2007, were issued in January 2008.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A(T). Disclosure Controls and Procedures

        As of the end of the period covered by this report, being December 31, 2007, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level. There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

        Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

        Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework for Internal Control-Integrated Framework set forth by The Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2007.

        This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

        This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

        During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; ComplianceWith
Section 16(a) of the Exchange Act

Directors and Executive Officers, Promoters and Control Persons

        Our current directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Gadi Aner	Chairman, Chief Executive Officer	54	March 15, 2006
Prof. Ehud Keinan	Director	60	March 15, 2006
Dan Elnathan	Director	53	March 15, 2006
Jacob Bar Shalom	Acting Chief Financial Officer and Treasurer until June 1, 2007	40	April 23, 2006
Gabby Klausner	Chief Financial Officer	37	June 1, 2007

Business Experience

        The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gadi Aner

        From 2001 to present, Mr. Aner has been the founder and managing director of Symposia (Israel) Ltd., which develops applications for the organization of events and conferences and utilizes the Internet infrastructure to enable clients to use these applications. From 1998 to 2000, Mr. Aner was the CEO of Verdant Biotechnologies Ltd., which is an agricultural biotechnology company developing technologies to enhance the resistance of agricultural crops. From 1995 to 1997, Mr. Aner served as the CEO of Pharmore Therapeutics Ltd., which worked in collaboration with the Technion, the Israel Institute of Technology, in developing less toxic, novel compounds for treatment of cancer. Mr. Aner received his bachelor’s degree in economics and political science from Haifa University.

Prof. Ehud Keinan

        Prof. Keinan is currently the Benno Gitter and Ilana Ben Ami Chair of Biotechnology at the Technion’s Faculty of Chemistry. He received his Ph.D. in Organic Chemistry from the Weizmann Institute of Science in Israel in 1977 and undertook post-doctoral research in the Department of Chemistry at University of Wisconsin from 1977 to 1980. Since 2004, Prof. Keinan has served as the Dean of the Faculty of Chemistry at the Technion. From 1999 to 2004, Prof. Keinan served as the founder and head of the Institute of Catalysis Science and Technology at the Technion. Prof. Keinan has received numerous honors and awards in the fields of chemistry and biochemistry. He has also published extensively in the areas of chemistry and biochemistry.

Dan Elnathan

        Mr. Elnathan is currently the chairman of the Accounting Department at the College of Management in Israel. He has served in that position since 2002. From 2000 to 2001, he was a professor of clinical accounting at the University of Southern California’s School of Accounting. From 2004 to present, Mr. Elnathan also served as a member of the board of director and the chairman of the audit committee of Vita Pri Hagalil, an Israeli public company. Mr. Elnathan received his Ph.D. in Accounting from the Wharton School of Business at University of Pennsylvania.

Gabby Klausner

        Ms. Klausner is a certified public accountant. She holds a Master of Business Administration from Haifa University, Israel and a BA in Economics and Finance from Tel Aviv University. Prior to joining Acro, Ms. Klausner served from 2005 as a cost analyst for Vishay Israel’s optical components center (opto fab) in Yoqneam, Israel. From 1999 to 2005 she was the controller for CyOptics, Inc. and its Israeli subsidiary, CyOptics Israel Ltd. (Vishay Israel acquired the latter in 2005). From 1997 through 1999 Ms. Klausner was deputy controller for SemiConductor Devices (SCD), a provider of infrared detectors and laser diodes. Before joining SCD, she was an account manager at two large Israeli accounting firms.

Shai Markevitch, CMO

        Mr. Markevitch has extensive international business experience. Prior to joining Acro, Mr. Markevitch served for many years as business development manager for several international companies like HP and Amdocs, in the US , the European market and Israel , where he led sales and marketing efforts in various countries and subjects. Mr. Markevitch holds a B.Sc. in Physics and Computer Science from Ben-Gurion University of the Negev, Israel.

Significant Employees

There is no employee of our company who is not an executive officer but who is expected to make a significant contribution to the business.

Advisory Board

We have two members on our advisory board:

Name	Date Appointed

Richard A. Lerner	May 31, 2006
K.Barry Sharpless	September, 2006

We had a third member, Mr. Ehud Barak, who resigned from our advisory board on June 18, 2007.

Richard A. Lerner

        Prof. Lerner has been a member of our advisory board since June 5, 2006. Prof. Lerner is an American research chemist and is currently President and Chief Executive Officer of The Scripps Research Institute (TSRI) in La Jolla, California. In 1982 he was appointed Chairman of the Department of Molecular Biology of TSRI, and five years later assumed the directorship. In 1991, when the TSRI was established as a nonprofit entity, Prof. Lerner became its first president. Prof. Lerner is best known for his work on converting antibodies into enzymes, providing a method of catalyzing chemical reactions thought impossible using classical techniques. In addition to his research into catalytic antibodies, Prof. Lerner has led extensive studies into protein structure, characterized a novel lipid hormone that induces sleep, and provided the first evidence of a role for ozone in human disease. In addition to his role as President of TSRI, Prof. Lerner is the Lita Annenberg Hazen Professor of Immunochemistry and Cecil H. and Ida M. Green Chair in Chemistry. He was the recipient of, among other prizes and awards, the Parke Davis Award in 1978, the San Marino Prize in 1990, the Wolf Prize in Chemistry for 1994 (with Peter Schultz), the California Scientist of the Year Award in 1996, the University of California Presidential Medal in 2002, and the Paul Ehrlich-and Ludwig Darmstaedter Prize in 2003. He has also been elected to the Royal Swedish Academy of Sciences and the United States National Academy of Sciences. Prof. Lerner has numerous books and publications to his credit. Under Prof. Lerner’s leadership, The Scripps Research Institute has grown three-fold in terms of laboratory space and more than quadrupled it’s staff levels, making it among the largest nonprofit biomedical research organizations in the world. He also oversaw the establishment of a sister research campus, called Scripps Florida, in Palm Beach County.

K. Barry Sharpless

        Prof. Sharpless has been a member of our advisory board since September, 2006. Prof. Sharpless is a W. M. Keck Professor of Chemistry and a member of The Scripps Research Institute. Prof. Sharpless is also a 2001 Nobel Prize Laureate in Chemistry. Having completed a B.A. at Dartmouth College in 1963, he went on to complete his Ph.D. at Stanford University in 1968. He continued postdoctoral research at Stanford in 1968 and at Harvard University in 1969.

Family Relationships

        There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

        None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

        To the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner, except for the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Prof. Ehud Keinan(1)	-	41	-
Gadi Aner(2)	1	-	-
Jacob Bar Shalom(3)	1	-	-

(1)	The named director did not report these transactions on Form 4 and therefore reported on Form 5 all such transactions that should have been reported on Form 4 in each of the Company’s last two fiscal years but were not.

(2)	The named officer and director filed a late Form 4– Statement of Changes in Beneficial Ownership.

(3)	The named former officer filed a late Form 3 – Initial Statement of Beneficial Ownership.

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

Corporate Governance

Audit, Compensation and Nominating Committees

        Our board of directors is of the view that it is appropriate for us to have neither a standing compensation nor nominating committee because there are currently only three directors on our board of directors, one of whom, Mr. Dan Elnathan is an “independent director” under the rules of the National Association of Securities Dealers, Inc. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers, Inc., under the symbol “ACRI ” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. These directors have performed the functions of nominating and compensation committees and will continue to do so. There are no policies or procedures for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the early stage of our development as a company, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for director is conducted by our board of directors.

        Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay fees to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

        On March 7, 2007, we established an audit committee and appointed Dan Elnathan, who qualifies as a financial expert under the rules of National Association of Securities Dealers, Inc., as a sole member of this committee.

Item 10. Executive Compensation

        The following table sets forth all compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Gadi Aner	2007	-	-	-	-	-	-	144,654	(1)	144,654
Chief Executive Officer and Chairman	2006	-	-	-	-	-	-	55,417	(1)	55,417

Gabby Klausner(2)	2007	49,161						-		49,161
Chief Financial Officer	2006	-	-	-	-	-	-	-		-

Jacob Bar(3)	2007	-	-	-	-	-	-	18,978	(4)	18,978	(4)
Shalom Former Chief Financial Officer	2006	-	-	-	-	-	-	22,000	(4)	22,000

Shy Markevitch(5)
Vice President Business Development,	2007	36,940						6,860	(6)	43,800
Marketing and Sales	2006	-	-	-	-	-	-	-		-

(1)	Paid to M.G-Net Ltd., a private company wholly-owned by Gadi Aner, for his services as Chairman of the Board and Chief Executive Officer. In year 2007 the compensation to Mr. Aner, included car maintenance expenses of $21,889.

(2)	On June 1, 2007, Ms. Klausner was appointed as our Chief Financial Officer.

(3)	On June 1, 2007, Mr. Bar-Shalom ceased to serve as our Chief Financial Officer.

(4)	The amount paid either directly to Mr. Bar-Shalom or to a company that hired Mr. Bar-Shalom to perform his position as acting Chief Financial Officer.

(5)	On August 19, 2007, Mr. Markevitch was appointed as our Vice President Business Development, Marketing and Sales

(6)	Car maintenance expenses.

Outstanding Equity Awards at Fiscal Year-End

        We have not granted any stock options since inception. Subsequent to the balance sheet date, the Company’s board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of common stock of the Company, for allocation to employees, directors and consultants under the plan. The terms of specific grants are yet to be determined.

        Our 2008 Israeli Share Option Plan was adopted to comply under Section 102 of the Israeli Income Tax Ordinance, which allows Israeli employees to receive favorable tax treatment for compensation in the form of shares or options. Under our 2008 Israeli Share Option Plan, , we may grant to our Israeli directors, officers and employees, except for such persons that are deemed to be a controlling shareholder or a consultant under Section 32 of the Income Tax Ordinance, options to purchase our shares of common stock. This plan also allows for beneficial tax treatment for options issued through a trustee. Based on Israeli law currently in effect and elections which we have made, and provided that options granted or, upon their exercise, the underlying shares, issued under the plan are held by the trustee for at least two years following the date in which the options are granted, the optionees are (i) entitled to defer any taxable event with respect to the options until the underlying shares are sold, and (ii) subject to capital gains tax of 25% on the sale of the shares. We may not recognize expenses pertaining to the options for tax purposes.

        Israeli tax law allows us to choose from among three alternative sets of tax tracks for our 2008 Israeli Share Option Plan or future plans. In approving the 2008 Israeli Share Option Plan, our board of directors selected the capital gains tax track described above. Our board of directors may, subject to limitations under Section 102, change this selection in the future. Notwithstanding the above, we are entitled to allocate options not according to the selected tax track, but by direct grant to employees; provided, that the requirements of Section 102 are met.

        Under this plan, in any of the following events: (i) a sale of all or substantially all of the assets of our company; or (ii) a sale (including an exchange) of all or substantially all of the shares of the capital stock of our company; or (iii) a merger, consolidation or like transaction of our company with or into another corporation., the administrator of the plan, in its sole discretion shall decide: (i) if and how the unvested options shall be canceled, replaced or accelerated; (ii) if and how vested options (including options with respect to which the vesting period has been accelerated according to Section (i) shall be exercised, replaced and/or sold by the trustee or the company (as the case may be) on the behalf of Israeli optionees;(iii) how the underlying shares issued upon exercise of the options and held by the trustee on behalf of optionees shall be replaced and/or sold by the trustee on behalf of the optionee.

        Any option granted under our Plan not exercised within eight years of the grant date shall expire. Under this plan, if the optionee ceases to be an employee, director, officer or consultant of our company for any reason other than death, disability, retirement or cause, then he will be entitled to exercise all of his options that are vested but unexercised, if not previously expired, not later than the earlier of (i) a period of ninety days after the date of his termination; or (ii) the term of the options. If the termination is a result of the employee death, retirement or disability, any vested but unexercised options shall be exercisable in the case of death, by his or her estate, personal representative or beneficiary, or in the case of retirement or disability, by the optionee or his or her personal representative (as the case may be), until the earlier of (i) 180 days after the date of termination of employment; or (ii) the term of the options. If we terminate the employment of an employee for cause, all of his or her vested and unvested options expire immediately.

Compensation of Directors

        The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2007:

Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Prof. Ehud Keinan	45,579	(2)	-	-	-	-		45,579
Dan Elnatahn	14,078		-	-	-	-		14,078

(1) The compensation of Gadi Aner, our director and Chief Executive Officer, is fully reflected in the Summary Compensation Table above.

(2) Paid to BioTech Knowledge LLC, a private company wholly-owned by Prof. Ehud Keinan, for consulting services performed.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Securities Authorized for Issuance Under Equity Compensation Plans

        We have not granted any stock options since inception. Subsequent to the balance sheet date, the Company’s board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of common stock of the Company, for allocation to employees, directors and consultants under the plan. The terms of specific grants are yet to be determined.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of February 15, 2008 by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)

Common Stock	Prof. Ehud Keinan
	10550 North Torrey
	Pines Road
	MB-20, La Jolla
	CA 92037	20,902,494	(3)	30.93%
Common Stock	Gadi Aner
	P.O. Box 18
	Timrat, 23840
	Israel	5,220,861	(4)	7.72%
Common Stock	Zeev Bronfeld
	6 Ori Street
	Tel Aviv, 65654
	Israel	5,999,994		8.87%
Common Stock	Dan Elnathan
	45 Nof Harim St., Mevaseret
	Zion, 90805 Israel	-		0%
Common Stock	Gabby Klausner
	33 Hachatzavim St.
	Ramat Yishay
	POB 2173, Israel	-		0%
Common Stock	Directors and Officers (as
	a group) (2 people)	26,123,355		38.65%

(1) Regulation S-B under the Exchange Act, defines a beneficial owner of a security as: (a) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares; (b) any person who, directly or indirectly, create or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 15, 2008.

(2) Based upon 67,576,607 issued and outstanding shares of common stock as of February 15, 2008.

(3) The shares are registered under BioTech Knowledge LLC, which is wholly-owned by Prof. Ehud Keinan.

(4) The shares include 2,800,000 shares registered under M.G-NET LTD., which is wholly-owned by Mr. Gadi Aner and his wife.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

        Other than as disclosed below, during the fiscal years ended December 31, 2006 and December 31, 2007, none of our current directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

        On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of US$4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of US$6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of US$12,857.13; and (vi) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these two transactions, BioTech Knowledge LLC is our largest stockholders with approximately 30.93% of our common stock.

        On February 1, 2006, we signed a consulting services agreement with BioTech Knowledge LLC a private company wholly-owned by Prof. Keinan, one of our directors and a beneficial owner of 20,400,002 shares of common stock. Pursuant to the agreement we pay to BioTech Knowledge LLC $3,000 each month for consulting services provided by Prof. Keinan. We paid to BioTech Knowledge LLC $45,579 and $30,000 in 2007 and 2006, respectively.

        On March 15, 2006, we entered into an employment agreement with Gadi Aner for the purpose of being Chairman of our Board of Directors and Chief Executive Officer, when required. From March 15, 2006 through December 31, 2006, we paid to M.G-NET Ltd., a private company wholly-owned by Mr. Aner and his wife, an aggregate amount of $55,417. For the services and expenses of Mr. Aner. Between January1 and until March 31, 2007, we paid to M.G-NET Ltd. an aggregate amount of $23,672 for such services and expenses. We agreed to terminate that agreement effective as of April 1, 2007. Effective April 1, 2007, our subsidiary entered into an agreement with M.G-NET Ltd. under which M.G-NET agreed to provide to our subsidiary and to us the services of Gadi Aner as Chairman of our Board of Directors and as Chief Executive Officer, when required. Pursuant to the agreement, our subsidiary agreed to pay M.G-NET $5,280 (plus value added tax) per month for his services as Chairman, and additional $5,280 (plus value added tax) per month for his services as Chief Executive Officer. We also agreed to provide M.G-NET with a company car. Between April 1 and December 31, 2007, we paid to M.G NET an aggregate amount of $99,093 for the services provided by Mr. Aner.

        On March 7, 2007, we entered into a service agreement with our subsidiary Acrosec Ltd. pursuant to which Acrosec Ltd. provides us with research and development, manufacturing, marketing and management services, in exchange for payment by us of the costs of such services plus an additional 0%-10%, based on the service provided. In 2007, we paid $898,331 for such services.

Parents

None.

Transaction with Promoters

Note applicable.

Directors Independence

        Our only director who is independent, is Dan Elnathan. The chairman of the board of directors, Gadi Aner, is also an officer of the company, and Prof. Ehud Keinan is a controlling shareholder. Therefore neither qualifies as independent directors. The determination of independence has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. The Company has one member on its audit committee, Dan Elnathan, who meets the independence requirements of rule 10A-3(b)1 of the Exchange Act of 1934.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

        For the fiscal year ended December 31, 2007, Somekh Chaikin, a member firm of KPMG International, is expected to bill approximately $16,000 for the audit of our annual financial statements and review of our Form 10-KSB. For the fiscal year ended December 31, 2006, Somekh Chaikin billed approximately $40,000 for the audit of our annual financials statements and review of our Form 10-KSB.

Audit-Related Fees

        We paid fees to Somekh Chaikin of approximately $12,000 and $0 for audit related fees in connection with professional services to assist our management with Sarbanes Oxley Section 404 during the fiscal years ended December 31, 2007 and 2006, respectively.

Tax Fees

        For the fiscal year ended December 31, 2007, Somekh Chaikin is expected to bill approximately $5,000 for the Israeli subsidiary’s tax reports reviewing and filing services. For the fiscal year ended December 31, 2006, Somekh Chaikin billed $5,000 for these services.

All Other Fees

        We do not use Somekh Chaikin for financial information system design and implementation. These services, which include: designing and implementing a system that aggregates source data underlying the financial statements and generates information that is significant to our financial statements, are provided internally. We do not engage Somekh Chaikin to provide compliance outsourcing services. Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Somekh Chaikin is engaged by us to render any auditing or permitted non-audit related service, the engagement be: approved by our audit committee; or entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management. The audit committee pre-approves all services provided by our independent auditors. The audit committee has considered the nature and amount of fees billed by Somekh Chaikin and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Somekh Chaikin’s independence.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC. By: /s/ Gadi Aner —————————————— Gadi Aner Chief Executive Officer

Date: March 13, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gadi Aner —————————————— Gadi Aner Chief Executive Officer Date: March 13, 2008

By: /s/ Gabby Klausner —————————————— Gabby Klausner Chief Financial Officer Principal Accounting Officer Date: March 13, 2008

By: /s/ Ehud Keinan —————————————— Ehud Keinan Director Date: March 13, 2008

By: /s/ Dan Elnatahn —————————————— Dan Elnatahn Director Date: March 13, 2008

Exhibit Index

Number 3.1 3.2 3.3 3.4 3.5 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 14.1	Description

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

Consulting Agreement between Acrosec Ltd.
and M.G NET Ltd., dated March 26, 2007

Cooperation and Licensing Agreement between the Registrant
and Life Science Research Israel Ltd., dated October 28, 2007.

Code of Business Conduct and Ethics and Compliance
Program
Method of Filing

Incorporated by reference to Exhibit 3.1 to our
registration statement on Form SB-2 filed November
21, 2003

Incorporated by reference to Exhibit 3.1 to our
current report on Form 8-K filed March 17, 2005 and
March 21, 2005

Incorporated by reference to Exhibit 3.3 to our
annual report on Form 10-KSB filed March 28, 2007

Incorporated by reference to Exhibit 3.4 to our
annual report on Form 10-KSB filed March 28, 2007

Incorporated by reference to Exhibit 3.5 to our
annual report on Form 10-KSB filed March 28, 2007

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

Incorporated by reference to Exhibit 10.6 to our
annual report on Form 10-KSB filed March 28, 2007

Incorporated by reference to Exhibit 99.2 to our
current report on Form 8-K filed June 5, 2006

Incorporated by reference to Exhibit 10.8 to our
annual report on Form 10-KSB filed March 28, 2007

Incorporated by reference to Exhibit 10.9 to our
annual report on Form 10-KSB filed March 28, 2007

Incorporated by reference to Exhibit 10.10 to our
annual report on Form 10-KSB filed March 28, 2007

Filed herewith (English Translation)

Incorporated by reference to Exhibit 14.1 to our
Form 10-KSB for the year ended December 31, 2004,
filed on March 30, 2005

31.1 31.2 32.1 32.2	Rule 13a-14(a) Certification of Principal Executive
Officer

Rule 13a-14(a) Certification of Principal Financial
Officer.

Certification of Principal Executive Officer Pursuant
to 18 U.S.C. Section 1350, as Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer Pursuant
to 18 U.S.C. Section 1350, as Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.
Filed herewith Filed herewith Filed herewith Filed herewith