Form 10-Q
period 2008-03-31
ACRO INC.
filed 2008-05-14
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-50482

ACRO Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

37 Inbar St., Caesarea, Israel	30889
Israel	(Zip Code)
(Address of Principal Executive Offices)

+972-4-636-0297
(Registrant's Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

        At May 13, 2008, 67,757,604 shares of the registrant’s common stock were outstanding.

Table of Contents
ACRO INC.
(The "Company")
INDEX

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Item 4T. Controls and Procedures

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 1A. Risk Factors

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3. Defaults Upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits

      Signatures

      Exhibit Index

      Certification of CEO Pursuant to Section 302

      Certification of CFO Pursuant to Section 302

      Certification Pursuant to U.S.C. Section 1350

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Balance Sheets

	March 31 2008	December 31 2007
	$	$

Assets

Current assets:
Cash and cash equivalents	87,206	97,159
Short term deposits	450,000	650,000
Restricted cash	30,000	30,000
Trade receivables	2,622	4,626
Prepaid expenses and other current assets	20,431	70,161

Total current assets	590,259	851,946

Other non-current assets	12,278	10,679
Property and equipment, net (Note 3)	86,380	95,194
Intangible assets, net	95,507	98,507

Total assets	784,424	1,056,326

Liabilities and stockholders' equity (deficit)
Current liabilities:
Short term bank-credit	-	-
Accounts payable and accrued liabilities	148,295	180,708

Total current liabilities	148,295	180,708

Accrued severance pay	4,123	3,146

Total liabilities	152,418	183,854

Commitments (Notes 5 and 7)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,576,607 and 67,543,275 shares issued and outstanding as of
March 31, 2008 and December 31, 2007, respectively	67,575	67,543
Additional paid-in capital	3,536,662	3,534,360
Deficit accumulated during the development stage	(2,972,231)	(2,729,431)

Total stockholders' equity	632,006	872,472

Total liabilities and stockholders' equity	784,424	1,056,326

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Statements of Operations

	Three months ended March 31		Cumulative from inception (May 22, 2002) to March 31
	2008	2007	2008
	$	$	$

Revenues	2,302		17,216

Costs and expenses :
Research and development	43,681	48,904	363,098
Sales and marketing	47,549	2,056	153,916
General and administrative (*)	145,747	302,455	2,482,600

Total operating expenses	236,977	353,415	2,999,614

Operating loss	(234,675)	(353,415)	(2,982,398)
Interest income (expense), net	(925)	(258)	53,943

Loss before income taxes	(235,600)	(353,673)	(2,928,455)
Income tax expense	7,200	1,641	43,776

Net loss	(242,800)	(355,314)	(2,972,231)

Basic and diluted net loss per common share	(0.00)	0.01	(0.07)

Weighted average number of shares used in computing
basic and diluted net loss per common share	67,576,064	63,698,903	45,688,015

(*)	Includes $2,334, $169,998 and $1,002,991 in stock-based compensation to non-employees for the three months periods ended March 31, 2008, and 2007 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2008 respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Three months ended March 31		Cumulative from inception (May 22, 2002) to March 31
	2008	2007	2008
	$	$	$

Cash flows from operating activities:
Net loss	(242,800)	(355,314)	(2,972,231)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	12,121	10,150	79,252
Stock-based compensation	2,334	169,998	1,002,991

Changes in operating assets and liabilities:
Trade receivables	2,004	-	(2,622)
Prepaid expenses and other current assets	49,730	(16,174)	(20,431)
Accounts payable and accrued liabilities	(32,413)	(26,890)	148,295
Accrued severance pay	977	(2,874)	4,121

Net cash used in operating activities	(208,047)	(221,104)	(1,757,125)

Cash flows from investing activities:
Decrease (increase) in long term deposit	(1,599)	2,760	(12,277)
Increase in restricted cash	-	-	(30,000)
Decrease (Increase) in short term deposits	200,000	-	(450,000)
Purchase of property and equipment	(307)	(9,725)	(141,138)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	198,094	(6,965)	(753,415)

Cash flows from financing activities:
Increase in short term bank-credit	-	15,299	-
Proceeds from issuance of common stock	-	1,500,000	2,836,286
Offering costs	-	(135,000)	(238,540)

Net cash provided by financing activities	-	1,380,299	2,597,746

Net (decrease) increase in cash and cash equivalents	(9,953)	1,152,230	87,206
Cash and cash equivalents at beginning of period	97,159	341,925	-

Cash and cash equivalents at end of period	87,206	1,494,155	87,206

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	14,433	-	14,433

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2008

Note 1 – Business

ACRO, Inc. (A Development Stage Company) (the “Company”) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company was originally an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing (see Note 6), the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of peroxide based explosives for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred losses of $2,972,230 from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

A.	Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

B.	Financial Statement Preparation

The unaudited condensed consolidated financial statements of ACRO, Inc. (collectively referred to in this report as the “Company”, “we”, “us”, or “our”), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2008

Note 2 – Summary of Significant Accounting Policies (cont’d)

C.	Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported expenses during the reporting periods. Actual results could differ from those estimates.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2007, are applied consistently in these financial statements.

D.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary ACROSEC Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

E.	Recently Issued Accounting Standards

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

F.	Recently Adopted Accounting Standards

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

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2008

Note 2 – Summary of Significant Accounting Policies (cont’d)

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	March 31 2008	December 31 2007
		$	$

Computer equipment	3	13,487	13,487
Production equipment	3	118,084	117,998
Furniture	7-15	7,551	7,330
Leasehold improvements	(*)	2,017	2,017

		141,139	140,832
Less - Accumulated depreciation and amortization		54,759	45,638

		86,380	95,194

(*) over the lease term

Depreciation expense for the three months period ended March 31 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2008 was $9,121, $7,150 and $54,759, respectively.

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Dr. Ehud Keinan (“Keinan”), a stockholder who holds 30.83% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three months periods ended March 31, 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2007 was $3,000, $3,000 and $24,493, respectively.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2008

Note 5 – Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the company’s advisory board. One of the consultants resigned during 2007.

During the three months periods ended March 31, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2008 the consultants earned 33,332 shares (which shares were granted to the consultants after the date of financial statement, at April 28, 2008), 199,998 shares and 1,033,927 shares respectively. During the three months periods ended March 31, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2008 compensation expense recorded in respect of the shares earned by the consultant amounted to $2,334, $169,998 and $1,002,991 respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultants.

Under the agreements with the consultants they are entitled to earn up to an additional 210,996 shares of common stock for future services to be performed.

In August 2006, the Company entered into an agreement with a director for his services as a member of the Company’s Board of Directors. As compensation, the Director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company’s board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. 125,552 options were fully vested upon grant and 17,936 options shall vest at the end of each subsequent quarter, following March 31, 2008, for a period of 5 quarters.

Note 6 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC a limited liability company wholly-owned by Dr. Keinan (see Note 4), whereby Dr. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The Company may terminate the Consulting Agreement with 60 days notice. During the three months periods ended March 31, 2008 and 2007, the Company incurred $9,000 and $9,000, respectively, for the consulting services provided by Dr. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Dr. Keinan in March 2006 (see Note 4).

During the three months periods ended March 31, 2008 and 2007, the Company incurred an expense of $32,238 and $27,356, respectively, for consulting services provided by the Company’s Chairman of the Board of Directors.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2008

Note 7 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at March 31, 2008 are as follows:

Amount
$

Year ending December 31,
2008	31,548
2009	23,231
2010	6,720

Total minimum lease payments	61,499

Car lease expenses for each of the three months periods ended March 31, 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2008 were $8,349, $5,670 and $39,008, respectively.

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

On February 29, 2008, the time frame for the preparation and execution of a definitive agreement expired without the parties reaching a definitive agreement.

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

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of March 31, 2008

Note 8 – Subsequent Event

On April 28, 2008, the Company’s board of directors approved the issuance of 147,665 share of common stock to two of the Company’s directors. The Company’s board of directors further approved that future payments to Biotech-Knowledge LLC, to M.G.-Net Ltd., a company wholly owned by the company’s CEO and chairman of the board and his wife and to Mr. Dan Elnatahn, one of our directors, shall be paid based on a minimum exchange rate of$1=4 NIS.

On April 28, 2008, the company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the company to the trustee in trust of the company’s executives, at an exercise price of $0.075 per share. 600,000 of the options shall vest on or after December 31, 2008 and 150,000 of the options shall vest at the end of each subsequent quarter, following March 31, 2008, for a period of 2 years. Additional amount of 215,232 shares of common stock of the Company were granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock (see note 5).

Additional 33,332 shares which were earned by members of the advisory board during the three months ended March 31, 2008, were issued on April 28, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences include those described in “Risk Factors” in Item 1 of our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 13, 2008.

This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of $4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of $6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of $12,857.13; and (iv) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these two transactions, BioTech Knowledge LLC is our largest stockholders with approximately 30.83% of our common stock.

On October 16, 2007, we signed a non-binding letter of intent to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems for explosive, chemical and biological threats. Completion of the proposed acquisition was subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, the approval of the proposed acquisition by both companies’ boards of directors and raising adequate financing. RAY’s products are based on a proprietary technology called Discovery CERT which enables automated trace sampling of bulk goods and cargo for the detection of explosive, chemical and biological threats. On February 29, 2008, the time frame for the preparation and execution of a definitive agreement expired without the parties reaching a definitive agreement.

As of March 31, 2008, we had not realized any significant revenues from operations and experienced losses of $2,972,230. Our subsidiary, Acrosec Ltd., currently has five employees.

Employees

We currently do not have any employees, and our subsidiary Acrosec Ltd. provides us with management services. Our subsidiary hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer (66% time), Shy Markevitch, who serves as our Vice President Business Development, Marketing and Sales and three other employees, two of them in partial time.

Cash Requirements

Our cash requirement through March 31, 2009 is approximately $832,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Dr. Ehud Keinan, $3,000 per month for consulting services to be provided by Dr. Keinan. Dr. Keinan is a stockholder who holds approximately 30.83% of Acro’s outstanding common stock. We estimate our operating expenses and working capital requirements beginning March 31, 2008 and through March 31, 2009 to be as follows:

Estimated Expenses through March 31, 2009

Product Research and Development	$52,000

Sales and Marketing	$232,000

General and Administrative	$524,000

Capital Expenditures	$6,000

Tax Expenses	$18,000

Total	$832,000

At March 31, 2008, we had working capital of $441,964. In accordance with our current monthly expenses we will need to raise an additional amount of about $390,000 according to our current business structure to satisfy our cash requirement until March 31, 2009. In the event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Purchase or Sale of Equipment

During the next 12 months, we plan to spend approximately $6,000 for software, furniture and office equipment.

Our Products

Our first product is called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. In 2007, we developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version has been available for sale since mid 2007.

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

We see as our main product the “ACRO-SET” that includes both P.E.T and N.E.T, and covers the total range of explosives detecting. Since the fourth quarter of 2007 we delivered samples of ACRO-SET to several distributors and potential clients in several countries including the USA, UK, China, Canada, Spain, Singapore and Japan. However, we have not yet had any significant sales.

To date, evidence of the efficacy of ACRO-P.E.T is derived from laboratory research and limited product sales. We had performed independent research at the Technion institute laboratory, which indicated that the ACRO-P.E.T quickly and accurately detects TATP explosives. ACRO-N.E.T is based on the LSRI explosive detecting kit, called ETK five. Nevertheless, we cannot assure that ACRO-P.E.T and ACRO-N.E.T will gain commercial acceptance in the marketplace. We plan to follow ACRO-P.E.T and ACRO-N.E.T with additional products that detect explosives.

Plan of Operation

Our primary objectives over the 12 month period ending on March 31, 2009 are to manufacture and commercialize our product, called the ACRO – SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI.

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

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2008, we incurred a loss of $242,800, compared to a net loss of $ $355,314 for the comparative period in 2007.

During the three months ended March 31, 2008, we incurred $236,977 of operating expenses, comprised of $43,681 for research and development, 47,549 for sales and marketing costs, $2,334 for stock-based compensation expenses and $143,413 for general and administrative costs.

During the three months ended March 31, 2007, we incurred $353,415 of operating expenses, comprised primarily of $48,904 for research and development costs, $169,998 for stock-based compensation expenses, $2,056 for sales and marketing costs, $132,457 for general and administrative cost.

At March 31, 2008, we had working capital of $441,964, compared to a $1,423,417 for the comparative period in 2007.

At March 31, 2008, our Company had total assets of $784,424, which consisted of cash and equivalents, short term deposits and restricted cash of $567,206, fixed assets of $86,380, intangible assets of $95,507 and prepaid expenses and other current and non-current assets of $35,331.

At March 31, 2007, our Company had total assets of $1,746,478, which consisted mainly of cash and equivalents of $1,494,155, fixed assets of $78,107, intangible assets of $107,507 and prepaid expenses and other current and non-current assets of $66,709.

We had no significant revenues during the three months ended March 31, 2008, and no significant revenues from inception through March 31, 2008.

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

We have historically incurred losses, and from inception through March 31, 2008, we have incurred losses of $2,972,231. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The viability of Acro for a significant period of time will be dependent on its ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recently Adopted Accounting Standards

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption

Off-Balance Sheet Arrangements

We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $61,499 for the duration of these lease agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, being March 31, 2008, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings to which we neither are a party nor, to the best of the knowledge of our management, are any legal proceedings contemplated.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, there were no sales of our company’s unregistered securities that have not already been disclosed in a current report on Form 8-K prior to the filing of this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this quarterly report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC. (Registrant) By: /s/ Gadi Aner —————————————— Gadi Aner Chief Executive Officer and Chairman Date: May 14, 2008	By: /s/ Gabby Klausner —————————————— Gabby Klausner Chief Financial Officer Date: May 14, 2008

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

Number	Description	Method of Filing

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith