Form 10-Q
period 2008-06-30
ACRO INC.
filed 2008-08-11
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission File Number 000-50482

ACRO Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

37 Inbar Street, Caesarea, Israel	30889
Israel	(Zip Code)
(Address of Principal Executive Offices)

+972-4-636-0297
(Registrant’s Telephone Number, Including Area Code)
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

        At August 11, 2008, 67,790,936 shares of the registrant’s common stock were outstanding.

Table of Contents
ACRO INC.
("The Company")
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	17

Exhibit Index	18

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Certification Pursuant to U.S.C. Section 1350

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements Consolidated Balance Sheets

	June 30 2008	December 31 2007
	$	$

Assets

Current assets:
Cash and cash equivalents	66,229	97,159
Short term deposits	180,000	650,000
Restricted cash	30,000	30,000
Trade receivables	10,203	4,626
Prepaid expenses and other current assets	31,492	70,161

Total current assets	317,924	851,946

Other non-current assets	12,902	10,679
Property and equipment, net (Note 3)	82,243	95,194
Intangible assets, net	92,507	98,507

Total assets	505,576	1,056,326

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	160,111	180,708

Total current liabilities	160,111	180,708

Accrued severance pay	5,443	3,146

Total liabilities	165,554	183,854

Commitments (Notes 5 and 7)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,757,604 and 67,543,275 shares issued and outstanding as of
June 30, 2008 and December 31, 2007, respectively	67,758	67,543
Additional paid-in capital	3,562,223	3,534,360
Deficit accumulated during the development stage	(3,289,959)	(2,729,431)

Total stockholders' equity	340,022	872,472

Total liabilities and stockholders' equity	505,576	1,056,326

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Operations

	Three months ended June 30		Six months ended June 30		Cumulative from Inception (May 22, 2002) to June 30 2008
	2008	2007	2008	2007
	$	$	$	$	$

Revenues	15,312	-	17,613	-	32,527

Costs and expenses :

Research and development	50,199	64,709	93,880	113,613	413,297
Sales and marketing	66,527	7,026	114,076	9,082	220,443
General and administrative*	206,846	264,948	352,593	567,403	2,689,446

Total operating expenses	323,572	336,683	560,549	690,098	3,323,186

Operating loss	(308,260)	(336,683)	(542,936)	(690,098)	(3,290,659)

Interest and other income (expenses), net	(603)	(656)	(1,527)	(914)	53,341

Loss before income tax	(308,863)	(337,339)	(544,463)	(691,012)	(3,237,318)
Income tax	8,865	5,996	16,065	7,637	52,641

Net loss	(317,728)	(343,335)	(560,528)	(698,649)	(3,289,959)

Basic and diluted net loss per common share	(0.00)	(0.01)	(0.08)	(0.01)	(0.08)

Weighted average shares used in computing basic
and diluted net loss per common share	67,612,507	67,331,684	67,595,841	66,568,399	46,585,275

*	Includes $25,743, $83,666; $28,077, $253,664, and $1,028,734 in stock-based compensation to non-employees for the three months ended June 30, 2008 and 2007; for the six months ended June 30, 2008 and 2007, and for the cumulative period from May 22, 2002 (date of inception), to June 30, 2008, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Six months ended June 30		Cumulative from inception (May 22, 2002) to June 30 2008
	2008	2007
	$	$	$

Cash flows from operating activities:
Net loss	(560,528)	(698,649)	(3,289,959)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-		3,500
Depreciation and amortization	24,396	21,012	91,528
Stock-based compensation	28,077	253,664	1,028,734

Changes in operating assets and liabilities:
Increase in Trade receivables	(5,577)		(10,203)
Decrease in Prepaid expenses and other current assets	38,669	4,916	(31,492)
Decrease in Accounts payable and accrued liabilities	(20,597)	2,030	160,111
Increase in Accrued severance pay	2,297	(669)	5,443

Net cash used in operating activities	(493,263)	(417,696)	(2,042,338)

Cash flows from investing activities:
Decrease (increase) in long term deposit	(2,223)	840	(12,901)
Increase in restricted cash	-	(30,000)	(30,000)
Decrease (Increase) in short term deposits	470,000	(1,150,000)	(180,000)
Purchase of property and equipment	(5,444)	(13,839)	(146,278)
Purchase of intangible assets	-		(120,000)

Net cash used in investing activities	462,333	(1,192,999)	(489,179)

Cash flows from financing activities:
Increase in short term bank-credit	-	(22,777)	-
Proceeds from issuance of common stock	-	1,500,000	2,836,286
Offering costs	-	(135,000)	(238,540)

Net cash provided by financing activities	-	1,342,223	2,597,746

Net (decrease) increase in cash and cash equivalents	(30,930)	(268,472)	66,229

Cash and cash equivalents at beginning of period	97,159	341,925	-

Cash and cash equivalents at end of period	66,229	73,453	66,229

Non-cash activities
Acquisition of property and equipment on credit	-	6,000	6,000

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	14,433

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of June 30, 2008

Note 1 – Business

ACRO, Inc. (A Development Stage Company) (the “Company”) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO, Inc. The Company was originally an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing, the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of military and commercial explosives for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, has incurred losses of $3,289,959 from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

A.	Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

B.	Financial Statement Preparation

The unaudited condensed consolidated financial statements of ACRO Inc. (collectively referred to in this report as the “Company”, “we”, “us”, or “our”), of which these notes are a part, have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of our management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial information as of and for the periods presented have been included.

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of June 30, 2008

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, the purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The Board believes that the previous GAAP hierarchy under SAS 69 was flawed.

Under this new Statement, the hierarchy is as follows:

Level A – FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and APB Opinions that are not superseded by actions of the FASB, and rules and interpretive releases of the SEC for SEC registrants.

Level B – FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

Level C – AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Topics discussed in Appendix D of EITF Abstracts.

Level D – Implementation Guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company expects no material effect on its financial position, result of operations and cash flows as a result of adoption FAS 162.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of June 30, 2008

Note 2 – Summary of Significant Accounting Policies (cont’d)

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

Note 3 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	June 30 2008	December 31 2007
		$	$

Computer equipment	3	13,487	13,487
Production equipment	3	122,809	117,998
Furniture	7-15	7,965	7,330
Leasehold improvements	(*)	2,017	2,017

		146,278	140,832
Less - Accumulated depreciation and amortization		64,035	45,638

		82,243	95,194

(*) over the lease term

Depreciation expense for the three month and six month periods ended June 30, 2008 and 2007, and for the cumulative period from May 22, 2002 (date of inception), to June 30, 2008 were $9,276, $18,396, $7,862, $15,012 and $64,035, respectively.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of June 30, 2008

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Prof. Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three month and six month periods ended June 30, 2008 and 2007, and for the cumulative period from May 22, 2002 (date of inception), to June 30, 2008, were $3,000, $6000, $3,000, $6,000 and $27,493, respectively.

Note 5 – Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the company’s advisory board. One of the consultants resigned during 2007.

During the three and six months periods ended June 30, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception), to June 30, 2008, the consultants were entitled to 33,332 shares (which shares were issued to the consultants after the date of financial statement, on July 16, 2008), 66,664, 199,998, 399,996, and 1,033,927 shares, respectively. During the three and six months periods ended June 30, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception), to June 30, 2008, compensation expense recorded in respect of the shares entitlement by the consultant amounted to $2,000, $4,334, $83,666, $253,664, and $1,004,991, respectively.

Compensation expense was calculated by multiplying the amount of shares entitled by their fair market value on the last day of the service period completed by the consultants.

Under the agreements with the consultants they are entitled to receive up to an additional 144,332 shares of common stock for future services to be performed.

In August 2006, the Company entered into an agreement with a director for his services as a member of the Company’s Board of Directors. As compensation, the director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. Starting from July 2008, the director agreed that the Company may defer the payment of 50% of his quarterly fee until further notice. In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company’s board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. 143,488 options are fully vested and 17,936 options shall vest at the end of each subsequent quarter, following June 30, 2008, for a period of 4 quarters.

On April 28, 2008, the company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the company to the trustee in trust for the company’s executives, at an exercise price of $0.075 per share. 600,000 of the options shall vest on or after December 31, 2008, and 150,000 of the options shall vest at the end of each subsequent quarter, following December 31, 2008, for a period of 2 years. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock (as described above).

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of June 30, 2008

Note 6 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 4), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 50% of his monthly fee until further notice. The Company may terminate the Consulting Agreement with 60 days notice. During the three months periods ended June 30, 2008 and 2007, the Company incurred $9,000 and $9,000, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 4).

During the three months periods ended June 30, 2008 and 2007, the Company incurred an expense of $32,238 and $27,356, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors. Starting from July 2008, the company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 50% of his monthly fee until further notice.

On April 28, 2008, the Company’s board of directors approved the issuance of 147,665 shares of common stock to two of the Company’s directors. The Company’s board of directors further approved that future payments to Biotech Knowledge LLC, to M.G.-Net Ltd., a company wholly owned by the company’s CEO and chairman of the board and his wife and to Mr. Dan Elnathan, one of our directors, shall be paid based on a minimum exchange rate of$1=4 New Israeli Shekels.

Note 7 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at June 30, 2008, are as follows:

Amount
$

Year ending December 31,
2008	15,774
2009	23,231
2010	6,720

Total minimum lease payments	45,725

Car lease expenses for each of the three months periods ended June 30, 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception), to June 30, 2008, were $8,349, $5,670 and $39,008, respectively.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of June 30, 2008

Note 7 – Commitments (cont’d)

On October 16, 2007, the Company signed a non-binding letter of intent (“LOI”) to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, and the approval of the proposed acquisition by both companies’ boards of directors and raising funds. RAY’s products are based on a proprietary technology, Discovery CERT, enabling trace automated sampling of bulk goods and cargo for the detection of explosive, chemical, and biological threats. On July 23, 2008, the time frame for the preparation and execution of a definitive agreement was extended until November 30, 2008. In connection with the proposed transaction under the LOI, the Company provided to RAY a loan in the amount of $12,000 for the sole use in connection with its EP patent application No. 98930087.6 which was paid directly to RAY’s patent attorney.

On October 28, 2007, the Company’s technology agreement with LSRI – Life Science Research Israel Ltd., a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the technology of IIBR’s explosives testing kit (ETK) to the Company, for incorporation into the Company’s pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by the Company and royalties to be paid to LSRI. The new device complements the ACRO-P.E.T., the Company’s peroxide explosive tester for the detection of improvised explosives.

Note 8 – Subsequent Event

Additional 33,332 shares which were earned by members of the advisory board during the three months ended June 30, 2008, were issued on July 16, 2008.

On July 8, 2008, the company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the company to the trustee in trust for two of the company’s executives, at an exercise price of $0.06 per share. 100,000 of the options shall vest on or after September 30, 2008, and 100,000 of the options shall vest at the end of each subsequent month for a period of 3 months.

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

General

We develop and market products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd., incorporated under the laws of the State of Israel, which provides us with research and development, manufacturing, marketing and management services. Our principal executive and head office is located at 37 Inbar Street, Caesarea, Israel.

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

On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of $4,929; (ii) 2,800,000 shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of $6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of $12,857.13; and (iv) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these two transactions, BioTech Knowledge LLC is our largest stockholders with approximately 30.91% of our common stock.

On October 16, 2007, we signed a non-binding letter of intent (LOI) to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems for explosive, chemical and biological threats. Completion of the proposed acquisition was subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, the approval of the proposed acquisition by both companies’ boards of directors and raising adequate financing. RAY’s products are based on a proprietary technology called Discovery CERT which enables automated trace sampling of bulk goods and cargo for the detection of explosive, chemical and biological threats. On July 23, 2008, we extended the time frame for the preparation and execution of a definitive agreement until November 30, 2008. In connection with the proposed transaction under the LOI, Acro provided Ray a loan in the amount of $12,000 for the sole use in connection with its EP patent application No. 98930087.6 which was paid directly to Ray’s patent attorney.

On October 28, 2007, our technology agreement with LSRI, a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI licensed the long-proven technology of IIBR’s explosives testing kit to Acro, for incorporation into our pen-like device. This allows our pen-like device to detect commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by us and royalties to be paid to LSRI.

As of June 30, 2008, we had not realized any significant revenues from operations and experienced losses of $3,289,959.

Employees

We currently do not have any employees, and our subsidiary Acrosec Ltd. provides us with management services. Our subsidiary hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer (66% time), Shy Markevitch, who serves as our Vice President Business Development, Marketing and Sales and two other employees, one of them is employed on a part time basis.

Cash Requirements

Our cash requirement through June 30, 2009, is approximately $850,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Prof. Ehud Keinan, $3,000 per month for consulting services to be provided by Prof. Keinan. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 50% of his monthly fee until further notice. Prof. Keinan is a stockholder who holds approximately 30.91% of Acro’s outstanding common stock. We estimate our operating expenses and working capital requirements beginning June 30, 2008, and through June 30, 2009, to be as follows:

Estimated Expenses through June 30, 2009

Product Research and Development	$40,000

Sales and Marketing	$255,000

General and Administrative	$526,000

Capital Expenditures	$11,000

Tax Expenses	$18,000

Total	$850,000

At June 30, 2008, we had a working capital of $157,813. In accordance with our current monthly expenses we will need to raise an additional amount of about $700,000 according to our current business structure to satisfy our cash requirement until June 30, 2009. In the event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Purchase or Sale of Equipment

During the next 12 months, we plan to spend approximately $11,000 for software, furniture and office equipment.

Our Products

Our first product is called the Peroxide Explosives Tester (ACRO-P.E.T.). ACRO-P.E.T. is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T. has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T. for evaluation by potential customers. In 2007, we developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version has been available for sale since mid 2007.

In addition, we have developed another device called ACRO-N.E.T. (Nitride Explosives Tester), which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2007, with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK five. The ETK five is capable of identifying the full range of well known types of military and commercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This new device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T. (it is the same device) but it is using different solutions and detects different explosives.

We see as our main product the “ACRO-SET” that includes both P.E.T. and N.E.T., and covers the total range of explosives detecting. Since the fourth quarter of 2007, we delivered samples of ACRO-SET to several distributors and potential clients in several countries including the USA, UK, China, Canada, Spain, Singapore and Japan. During June and July, 2008, we received a few purchase orders for our products from governmental bodies in the USA and China. However, we have not yet had any significant sales.

To date, evidence of the efficacy of ACRO-P.E.T. is derived from laboratory research and limited product sales. We had performed independent research at the Technion, Israel Institute of Technology, laboratory, which indicated that the ACRO-P.E.T. quickly and accurately detects TATP explosives. ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK five. Nevertheless, we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace. We plan to follow ACRO-P.E.T. and ACRO-N.E.T. with additional products that detect explosives.

Plan of Operation

Our primary objectives over the 12 month period ending on June 30, 2009, are to manufacture and commercialize our product, called the ACRO–SET, that includes both the ACRO-P.E.T. (Peroxide Explosives Tester), and ACRO-N.E.T. (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI.

Furthermore, we plan to continue to develop our headquarters as our main research and development base in Israel, and to initiate international marketing and sales to reach a market base worldwide.

Financial Condition, Liquidity and Capital Resources

During the three months ended June 30, 2008, we incurred a loss of $317,728, compared to a net loss of $343,335 for the comparative period in 2007. During the six months ended June 30, 2008, we incurred a loss of $560,528, compared to a net loss of $698,649 for the comparative period in 2007.

During the six months ended June 30, 2008, we incurred $560,549 of operating expenses, comprised of $93,880 for research and development costs, $28,077 for stock-based compensation expenses, $114,076 for sales and marketing costs, $324,516 for general and administrative cost.

During the six months ended June 30, 2007, we incurred $690,098 of operating expenses, comprised of $113,613 for research and development costs, $253,664 for stock-based compensation expenses, $9,082 for sales and marketing costs, $313,739 for general and administrative cost.

At June 30, 2008, we had working capital of $157,813.

At June 30, 2008, our Company had total assets of $505,576, which consisted of cash and equivalents, cash deposits and restricted cash of $276,229, fixed assets of $82,243, intangible assets of $92,507 and prepaid expenses and other current and non-current assets of $54,597.

Until June 30, 2008, we had sales of $35,000. During June 2008, we received a commercial purchase order from a Chinese governmental body in the amount of $18,000, which was delivered in July 2008.

Going Concern

The continuation of our business is dependent upon our raising additional financial support or on our ability to create significant sales of our commercial products, ACRO-P.E.T. and ACRO-N.E.T. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We have historically incurred losses, and from inception through June 30, 2008, we have incurred losses of $3,289,959. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, the purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The Board believes that the previous GAAP hierarchy under SAS 69 was flawed.

Under this new Statement, the hierarchy is as follows:

Level A – FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, AICPA Accounting Research Bulletins and APB Opinions that are not superseded by actions of the FASB, and rules and interpretive releases of the SEC for SEC registrants.

Level B – FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

Level C – AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the EITF, and Topics discussed in Appendix D of EITF Abstracts.

Level D – Implementation Guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company expects no material effect on its financial position, result of operations and cash flows as a result of adoption FAS 162.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, being June 30, 2008, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

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

ACRO INC. (Registrant) By: /s/ Gadi Aner —————————————— Gadi Aner President, Chief Executive Officer & Director Date: August 11, 2008	By: /s/ Gabby Klausner —————————————— Gabby Klausner Treasurer and Chief Financial Officer Date: August 11, 2008

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

Number	Description	Method of Filing

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our
registration statement on Form SB-2 filed November
21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our
current report on Form 8-K filed March 17, 2005 and
March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.3 to our
	with the State of Nevada effective as of January 25,	annual report on Form 10-KSB filed March 28, 2007
2006.

3.4	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.4 to our
	with the State of Nevada effective as of October 25,	annual report on Form 10-KSB filed March 28, 2007
2006.

3.5	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.5 to our
	with the State of Nevada effective as of October 30,	annual report on Form 10-KSB filed March 28, 2007
2006.

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial	Filed herewith
Officer.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer Pursuant	Filed herewith
to 18 U.S.C. Section 1350, as Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant	Filed herewith
to 18 U.S.C. Section 1350, as Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.