Form 10-Q
period 2008-09-30
ACRO INC.
filed 2008-11-12
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

        As of November 12, 2008, 67,824,268 shares of the registrant’s common stock were outstanding.

Table of Contents
ACRO INC.
("The Company")
INDEX

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements Consolidated Balance Sheets

	September 30 2008	December 31 2007
	$	$

Assets

Current assets:
Cash and cash equivalents	77,842	97,159
Short term deposits	40,000	650,000
Restricted cash	-	30,000
Trade receivables	8,568	4,626
Prepaid expenses and other current assets	17,490	70,161

Total current assets	143,900	851,946

Other non-current assets	8,832	10,679
Property and equipment, net (Note 3)	72,945	95,194
Intangible assets, net	89,507	98,507

Total assets	315,184	1,056,326

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	160,028	180,708

Total current liabilities	160,028	180,708

Accrued severance pay	-	3,146

Total liabilities	160,028	183,854

Commitments (Notes 5 and 7)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,790,936 and 67,543,275 shares issued and outstanding as of
September 30, 2008 and December 31, 2007, respectively	67,790	67,543
Additional paid-in capital	3,579,379	3,534,360
Deficit accumulated during the development stage	(3,492,013)	(2,729,431)

Total stockholders' equity	155,156	872,472

Total liabilities and stockholders' equity	315,184	1,056,326

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Statements of Operations

	Three months ended September 30		Nine months ended September 30		Cumulative from Inception (May 22, 2002) to September 30 2008
	2008	2007	2008	2007
	$	$	$	$	$

Revenues	31,546	5,268	49,161	5,268	64,073

Costs and expenses:

Research and development	27,533	32,348	121,414	145,961	440,830
Sales and marketing	58,628	30,834	172,704	39,916	279,071
General and administrative*	140,579	161,881	493,172	729,284	2,830,025

Total operating expenses	226,740	225,063	787,290	915,161	3,549,926

Operating loss	(195,194)	(219,795)	(738,129)	(909,893)	(3,485,853)

Interest and other income (expenses), net	(1,946)	33,741	(3,474)	32,827	51,395

Loss before income tax	(197,140)	(186,054)	(741,603)	(877,066)	(3,434,458)
Income tax	4,914	16,550	20,979	24,187	57,555

Net loss	(202,054)	(202,604)	(762,582)	(901,253)	(3,492,013)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.01)	(0.01)	(0.07)

Weighted average shares used in computing basic
and diluted net loss per common share	67,790,393	67,509,943	67,618,353	66,900,915	47,425,081

*	Includes $17,188, $5,000; $45,265, $258,664, and $1,045,922 in stock-based compensation to non-employees for the three months ended September 30, 2008 and 2007; for the nine months ended September 30, 2008 and 2007; and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2008, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Nine months ended September 30		Cumulative from inception (May 22, 2002) to September 30 2008
	2008	2007
	$	$	$

Cash flows from operating activities:
Net loss	(762,582)	(901,253)	(3,492,013)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-		3,500
Depreciation and amortization	36,665	33,584	103,796
Stock-based compensation	45,265	258,664	1,045,922

Changes in operating assets and liabilities:
Increase in Trade receivables	(3,942)	(4,151)	(8,568)
Decrease (Increase) in Prepaid expenses and other current assets	52,671	(38,653)	(17,490)
Increase (Decrease) in Accounts payable and accrued liabilities	(20,680)	44,088	160,028
Increase in Accrued severance pay	(3,146)	4,760	-

Net cash used in operating activities	(655,749)	(602,961)	(2,204,825)

Cash flows from investing activities:
Decrease (increase) in long term deposit	1,847	(7,279)	(8,832)
Decrease (Increase) in restricted cash	30,000	(30,000)	-
Decrease (Increase) in short term deposits	610,000	(800,000)	(40,000)
Purchase of property and equipment	(5,415)	(31,864)	(146,247)
Purchase of intangible assets	-		(120,000)

Net cash used in investing activities	636,432	(869,143)	(315,079)

Cash flows from financing activities:
Increase in short term bank-credit	-	(22,777)	-
Proceeds from issuance of common stock	-	1,500,000	2,836,286
Offering costs	-	(135,000)	(238,540)

Net cash provided by financing activities	-	1,342,223	2,597,746

Net (decrease) increase in cash and cash equivalents	(19,317)	(129,881)	77,842

Cash and cash equivalents at beginning of period	97,159	341,925	-

Cash and cash equivalents at end of period	77,842	212,044	66,229

Non-cash activities
Acquisition of property and equipment on credit	-	-	6,000

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	14,433

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2008

Note 1 – Business

A.	General

ACRO Inc. (A Development Stage Company) (the “Company”) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO Inc. The Company was originally an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing, the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of military and commercial explosives for the homeland security market.

Since its inception, the Company has no significant revenues and in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

B.	Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, and has incurred losses of $3,492,013 from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2008

Note 2 – Summary of Significant Accounting Policies (cont’d)

B.	Financial Statement Preparation (cont’d)

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

In October 2008, the FASB staff issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”The FSP amends Statement 1571 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset” in an inactive market. The FSP is effective upon issuance and should be applied to prior periods for which financial statements have not been issued.

The FSP’s illustrative example and associated guidance clarifies various application issues raised by preparers of financial statements. With regard to the measurement principles of Statement 157, the FSP emphasizes the following:

—	Objective of Fair Value – The objective of a fair value measurement is to determine the price that would be received to sell an asset in an orderly transaction that is not a forced liquidation or distressed sale between market participants as of the measurement date. This objective does not change even when there is little, if any, market activity for an asset as of the measurement date.

—	Distressed Transactions – “Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value.” The evaluation of whether individual transactions are forced (that is, whether one of the parties is forced or otherwise compelled to transact) depends on the facts and circumstances and may require the use of significant judgment.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2008

Note 2 – Summary of Significant Accounting Policies (cont’d)

E.	Recently Issued Accounting Standards (cont’d)

—	Relevance of Observable Data – Observable market data may require significant adjustment to meet the objective of fair value. “For example, in cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment.” If the adjustment is significant, the measurement would be considered Level 3.

—	Management’s Assumptions and Nonperformance and Liquidity Risks – The use of management’s internal “assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable” when relevant observable market data does not exist. In addition, such assumptions or techniques must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset.

—	Third Party Pricing Quotes – Quotes and information obtained from brokers or pricing services “are not necessarily determinative if an active market does not exist for the financial asset” being measured. In addition, “an entity should place less reliance on quotes that do not reflect [actual] market transactions.”

The Company’s financial instruments involve no assets that are traded in active markets and as such the Company expects no material effect on its financial position, result of operations and cash flows as a result of the adoption of the FSP.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company adopted Statement 157 beginning on January 1, 2008 and expects no material effect on its financial position, result of operations and cash flows as a result of the adoption.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2008

Note 3 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	September 30 2008	December 31 2007
		$	$

Computer equipment	3	13,487	13,487
Production equipment	3	122,809	117,998
Furniture	7-15	7,935	7,330
Leasehold improvements	(*)	2,017	2,017

		146,248	140,832
Less - Accumulated depreciation and amortization		73,303	45,638

		72,945	95,194

(*) over the lease term

Depreciation expense for the three month and nine month periods ended September 30, 2008 and 2007, and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2008 were $9,269, $27,665, $9,572, $24,584 and $73,303, respectively.

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Prof. Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for the three month and nine month periods ended September 30, 2008 and 2007, and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2008, were $3,000, $9000, $3,000, $9,000 and $30,493, respectively.

Note 5 – Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the company’s advisory board. One of the consultants resigned during 2007.

During the three and nine months periods ended September 30, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2008, the consultants were entitled to 33,332 shares (which shares were issued to the consultants after the date of financial statement, on October 29, 2008), 99,996, 233,330, 433,328, and 1,067,259 shares, respectively. During the three and nine months periods ended September 30, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2008, compensation expense recorded in respect of the shares entitlement by the consultant amounted to $1,000, $5,334, $5,000, $258,664, and $1,005,991, respectively.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2008

Note 5 – Stock-Based Compensation (cont’d)

Compensation expense was calculated by multiplying the amount of shares entitled by their fair market value on the last day of the service period completed by the consultants.

Under the agreements with the consultants they are entitled to receive up to an additional 144,332 shares of common stock for future services to be performed.

In August 2006, the Company entered into an agreement with a director for his services as a member of the Company’s Board of Directors. As compensation, the director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. Starting from July 2008, the director agreed that the Company may defer the payment of 100% of his quarterly fee until further notice. In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company’s board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. 161,424 options are fully vested and 17,936 options shall vest at the end of each subsequent quarter, following September 30, 2008, for a period of 3 quarters.

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

On July 8, 2008, the company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the company to the trustee in trust for two of the company’s executives, at an exercise price of $0.06 per share. 100,000 of the options became vested on September 30, 2008, and 100,000 of the options shall vest at the end of each subsequent month for a period of 3 months.

Note 6 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 4), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. 50% of July 2008 payment and 100% of August and September 2008 payments were deferred. The total amount of the deferred payment as of September 30, 2008, is $7,500 and is included at accounts payable. The Company may terminate the Consulting Agreement with 60 days prior notice. During the three months periods ended September 30, 2008 and 2007, the Company incurred $9,000 and $9,000, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 4).

During the three months periods ended September 30, 2008 and 2007, the Company incurred an expense of $35,991 and $32,408, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors. Starting from July 2008, the company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice. 50% of July 2008 and 100% of August and September 2008 payments were deferred.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2008

Note 6 – Related Party Transactions (cont’d)

The total amount of the deferred payment as of September 30, 2008 is $30,868 and is included at accounts payable.

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

Note 7 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at September 30, 2008, are as follows:

Amount
$

Year ending December 31,
2008	10,820
2009	20,894
2010	8,084

Total minimum lease payments	39,798

Car lease expenses for each of the three months periods ended September 30, 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2008, were $9,103, $7,557 and $48,111, respectively.

On October 16, 2007, the Company signed a non-binding letter of intent (“LOI”) to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, and the approval of the proposed acquisition by both companies’ boards of directors and raising funds. RAY’s products are based on a proprietary technology, Discovery CERT, enabling trace automated sampling of bulk goods and cargo for the detection of explosive, chemical, and biological threats. On July 23, 2008, the time frame for the preparation and execution of a definitive agreement was extended until November 30, 2008. In connection with the proposed transaction under the LOI, the Company provided to RAY a loan in the amount of $12,000 for the sole use in connection with its EP patent application No. 98930087.6 which will be paid directly to RAY’s patent attorney.

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

Note 8 – Subsequent Event

Additional 33,332 shares which were earned by members of the advisory board during the three months ended September 30, 2008, were issued on October 29, 2008.

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

On October 16, 2007, we signed a non-binding letter of intent (LOI) to acquire RAY Detection Technology Group (RAY) in an all-stock transaction. RAY develops and provides advanced inspection and detection systems for explosive, chemical and biological threats. Completion of the proposed acquisition was subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, the approval of the proposed acquisition by both companies’ boards of directors and raising adequate financing. RAY’s products are based on a proprietary technology called Discovery CERT which enables automated trace sampling of bulk goods and cargo for the detection of explosive, chemical and biological threats. On July 23, 2008, we extended the time frame for the preparation and execution of a definitive agreement until November 30, 2008. In connection with the proposed transaction under the LOI, Acro provided Ray a loan in the amount of $12,000 for the sole use in connection with its EP patent application No. 98930087.6 which will be paid directly to Ray’s patent attorney.

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

As of September 30, 2008, we had not realized any significant revenues from operations and experienced losses of $3,492,013.

Employees

We currently do not have any employees, and our subsidiary Acrosec Ltd. provides us with management services. Our subsidiary hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer (66% time), Shy Markevitch, who serves as our Vice President Business Development, Marketing and Sales and one other employee on a part time basis.

Cash Requirements

Our cash requirement through September 30, 2009, is approximately $695,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device. We are obligated to pay BioTech Knowledge LLC, a wholly owned limited liability company of Prof. Ehud Keinan, $3,000 per month for consulting services to be provided by Prof. Keinan. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. Prof. Keinan is a stockholder who holds approximately 30.91% of Acro’s outstanding common stock. We estimate our operating expenses and working capital requirements beginning September 30, 2008, and through September 30, 2009, to be as follows:

Estimated Expenses through September 30, 2009

Product Research and Development	$40,000
Sales and Marketing	$160,000
General and Administrative	$480,000
Capital Expenditures	$-
Tax Expenses	$15,000

Total	$695,000

At September 30, 2008, we had a deficit in working capital of $(16,128), out of which $43,000 are payable to directors, which agreed to defer their fees until further notice. In accordance with our current monthly expenses we will need to raise an additional amount of about $720,000 according to our current business structure to satisfy our cash requirement until September 30, 2009. In the event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

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

Plan of Operation

Our primary objectives over the 12 month period ending on September 30, 2009, are to manufacture and commercialize our product, called the ACRO–SET, that includes both the ACRO-P.E.T. (Peroxide Explosives Tester), and ACRO-N.E.T. (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI.

Furthermore, we plan to continue to develop our headquarters as our main research and development base in Israel, and to initiate international marketing and sales to reach a market base worldwide.

Financial Condition, Liquidity and Capital Resources

During the three months ended September 30, 2008, we incurred a loss of $202,054, compared to a net loss of $202,604 for the comparative period in 2007. During the nine months ended September 30, 2008, we incurred a loss of $762,582, compared to a net loss of $901,253 for the comparative period in 2007.

During the nine months ended September 30, 2008, we incurred $787,290 of operating expenses, comprised of $121,414 for research and development costs, $45,265 for stock-based compensation expenses, $172,704 for sales and marketing costs, $447,907 for general and administrative cost.

During the nine months ended September 30, 2007, we incurred $915,161 of operating expenses, comprised of $145,961 for research and development costs, $258,664 for stock-based compensation expenses, $39,916 for sales and marketing costs, $470,620 for general and administrative cost.

At September 30, 2008, we had deficit in working capital of $(16,128) out of which $43,000 are payable to directors, which agreed to defer their fees until further notice.

At September 30, 2008, our Company had total assets of $315,184, which consisted of cash and equivalents, cash deposits and restricted cash of $117,842, fixed assets of $72,945, intangible assets of $89,507 and prepaid expenses and other current and non-current assets of $34,890.

From January 1, 2008 to September 30, 2008, we had sales of $49,161.

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

We have historically incurred losses, and from inception through September 30, 2008, we have incurred losses of $3,492,013. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Recent Accounting Pronouncements

In October 2008, the FASB staff issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP amends Statement 1571 by incorporating “an example to illustrate key considerations in determining the fair value of a financial asset” in an inactive market. The FSP is effective upon issuance and should be applied to prior periods for which financial statements have not been issued.

The FSP’s illustrative example and associated guidance clarifies various application issues raised by preparers of financial statements. With regard to the measurement principles of Statement 157, the FSP emphasizes the following:

—	Objective of Fair Value – The objective of a fair value measurement is to determine the price that would be received to sell an asset in an orderly transaction that is not a forced liquidation or distressed sale between market participants as of the measurement date. This objective does not change even when there is little, if any, market activity for an asset as of the measurement date.

—	Distressed Transactions – “Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value.” The evaluation of whether individual transactions are forced (that is, whether one of the parties is forced or otherwise compelled to transact) depends on the facts and circumstances and may require the use of significant judgment.

—	Relevance of Observable Data – Observable market data may require significant adjustment to meet the objective of fair value. “For example, in cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment.” If the adjustment is significant, the measurement would be considered Level 3.

—	Management’s Assumptions and Nonperformance and Liquidity Risks – The use of management’s internal “assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable” when relevant observable market data does not exist. In addition, such assumptions or techniques must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset.

—	Third Party Pricing Quotes – Quotes and information obtained from brokers or pricing services “are not necessarily determinative if an active market does not exist for the financial asset” being measured. In addition, “an entity should place less reliance on quotes that do not reflect [actual] market transactions.”

The Company’s financial instruments involve no assets that are traded in active markets and as such the Company expects no material effect on its financial position, result of operations and cash flows as a result of the adoption of the FSP.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company adopted Statement 157 beginning on January 1, 2008 and expects no material effect on its financial position, result of operations and cash flows as a result of the adoption.

Off-Balance Sheet Arrangements

We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $39,798 for the duration of these lease agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, being September 30, 2008, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC. (Registrant) By: /s/ Gadi Aner —————————————— Gadi Aner President, Chief Executive Officer & Director Date: November 12, 2008	By: /s/ Gabby Klausner —————————————— Gabby Klausner Treasurer and Chief Financial Officer Date: November 12, 2008

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

Number	Description	Method of Filing

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our
registration statement on Form SB-2 filed November
21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our
current report on Form 8-K filed March 17, 2005 and
March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.3 to our
	with the State of Nevada effective as of January 25,	annual report on Form 10-KSB filed March 28, 2007
2006.

3.4	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.4 to our
	with the State of Nevada effective as of October 25,	annual report on Form 10-KSB filed March 28, 2007
2006.

3.5	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.5 to our
	with the State of Nevada effective as of October 30,	annual report on Form 10-KSB filed March 28, 2007
2006.

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial	Filed herewith
Officer.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer Pursuant	Filed herewith
to 18 U.S.C. Section 1350, as Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant	Filed herewith
to 18 U.S.C. Section 1350, as Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.