Form 10-K
period 2008-12-31
ACRO INC.
filed 2009-03-30
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

37 Inbar St., Caesarea,	30889
Israel	(Zip Code)
(Address of Principal Executive Offices)

+972-4-636-0297
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,069,457 (based on the average bid and asked price for the registrant’s common stock on June 30, 2008 on the OTC Bulletin Board of $0.06 per share).

At March 3, 2009, 67,824,268 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Item 1. Business

        Certain statements in this Annual Report on Form 10-K are “forward-looking statements.” These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Investors are urged to consider these factors carefully in evaluating the forward looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

        Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

        In this Annual Report on Form 10-K, unless otherwise specified, all dollar amounts are expressed in United States dollars.

        Unless otherwise indicated, all references to “we,” “us,” “our,” “Company” and “ACRO” means ACRO Inc.

Corporate Overview

        We develop and market products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd. (Acrosec), incorporated under the laws of the State of Israel. Effective January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with our wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec and the services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services was terminated. Our principal executive and head office is located at 37 Inbar St., Caesarea, Israel.

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

        On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of $4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of $6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of $12,857.13; and (iv) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. On February 22, 2009, we closed a private placement for total gross proceeds of $93,274 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 1,165,925 shares of common stock, at a price of $0.008 per share, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As a result of these transactions, BioTech Knowledge LLC is our largest stockholder with approximately 30.91% of our common stock.

        As of December 31, 2008, we had not realized any significant revenues from operations and experienced losses of $3,625,632.

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

        In addition, we have developed another device called ACRO-N.E.T. (Nitride Explosives Tester), which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2007, with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK. The ETK is capable of identifying the full range of well known types of military and commercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This new device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T.; however, it uses different solutions and detects different explosives. We also signed several agreements with LSRI pursuant to which we may distribute the ETK and ETK 5, exclusively, in several countries. The ETK’s kits complete our products.

        We see as our main product as the “ACRO-SET” that includes both P.E.T. and N.E.T., and covers the total range of explosives detecting. Since the fourth quarter of 2007, we delivered samples of ACRO-SET to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia. During June and July, 2008, we received a few purchase orders for our products from governmental bodies in the USA and China. During 2008, we had sales of $57,004.

        To date, evidence of the efficacy of ACRO-P.E.T. is derived from laboratory research and limited product sales. We had performed independent research at the Technion, Israel Institute of Technology, laboratory, which indicated that the ACRO-P.E.T. quickly and accurately detects TATP explosives. ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK Nevertheless, we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace. During 2008, we developed a new product called “TATP Simulant”. The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and hexamethylene triperoxide diamine (HMTD). We delivered samples of the TATP Simulant to several clients, but at this early stage we cannot estimate the commercial value of this product, if any.

        We also entered into an agreement with one of our distributors in Europe, pursuant to which we may sell its products, which are mainly kits for identification of drugs, in Israel and several other countries.

The Market

        Improvised explosive devices based on peroxide, as well as other explosives materials have increasingly been used in recent years by various terrorist organizations. This has generated growing interest in technology that can detect this threat. The main reason for the growth in the use of peroxide-based explosives by terrorist groups is that such explosives can be easily “home-made” using inexpensive, readily-available starting materials which can be purchased in most hardware and paint stores, even in bulk quantities. One class of such peroxide-based explosives can be easily produced by reacting various carbonyl compounds (e.g. ketones, aldehydes and their derivatives) with hydrogen peroxide under acid catalysis. For example, when a mixture of acetone, hydrogen peroxide and small amounts of a mineral acid such as sulfuric acid is left for several hours at room temperature, white crystals of triacetone triperoxide, commonly referred to as TATP, and diacetone diperoxide, commonly referred to as DADP, are formed.

        The three overall methods of explosives detection in use today are as follows:

(a)	Manual - searching by hand and/or with the use of specially-trained dogs. This practice involves obvious risks.

(b)	Bulk Detection - attempting to detect macroscopic mass on the basis of characteristic-specific gravity using X-ray or CT techniques.

(c)	Trace Detection – sensing the presence of explosives through chemical identification of microscopic residues of the compound, in either vapor or particle form. Trace detection is generally used to resolve alarms raised when suspicious items are identified either manually or through bulk detection.

        Consequently, and in view of the increased use of such peroxide-based explosives by terrorists, especially in the Middle East as well as in other parts of the world, there exists an urgent need for highly-sensitive methods and devices for the early detection of peroxide-based explosives and improvised explosive devices employing them.

Competition

        We are competing with other developers and manufacturers of explosive detection devices. Several of our competitors recently announced efforts to develop devices that detect TATP. Most of these devices are based on air-sampling followed by spectral analysis using various methods. These instruments, which are quite heavy and expensive, are designed primarily for checkpoint stations, such as airports and we do not consider them as competing products to ours. There are several more products in the market that are similar to our, but most of them are based on wet chemistry (it is necessary to drop different solutions on the suspected material), which is unfriendly and unsafe use. Another system used to identify explosives makes use of “spray” but it is unsafe and less accurate.

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

        This Patent involves a method for the detection of explosives. The abstract describes “a method of detecting a peroxide-based explosive in a sample suspected of consisting of or comprising such explosive, which method comprises dissolving said sample in a suitable organic solvent, contacting the solution with an aqueous solution of a strong acid capable of decomposing said explosive to release hydrogen peroxide, and contacting the resulting mixture with a peroxide enzyme.”

        On November 2008, we submitted a new US patent application number 11926194 with the subject: “Apparatus for Identifying Explosive Materials” in order to protect our containing device of the ACRO-PET and ACRO-NET. The patent is still classified as “Pending”.

        In addition, pursuant to our agreement with LSRI, we have obtained a license allowing us to incorporate the long-proven technology of IIBR’s explosives testing kit into our pen-like device. This will enable our pen-like device to detect commercial and military explosives.

        Effective January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with our wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec. The services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services was terminated. The agreement effectively renders ACRO a holding company.

        During the twelve months ended December 31, 2008, we have invested a total of $142,247 in research and development activities compared to $208,016 invested for the comparative period in 2007. Most of the research and development activity was done by consultants and subcontractors.

Government Approvals

        Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations. We are planning to seek regulatory approvals, and are planning on working with the regulators and other government agencies in other jurisdictions, to insure that our products meet their specific requirements.

Employees

        As of March 30, 2009, we do not have any employees. Our subsidiary, Acrosec Ltd., hired the services of Gadi Aner, who serves as our Chairman and our Interim Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer (66% time), Shai Markevitch, who serves as our Marketing and Sales Manager. Commencing February 2009, Mr. Markevitch provides his services, as a freelance consultant, and his fees are calculated based on sales.

Item 1A. Risk Factors

        Not applicable.

Item 1B. Unresolved Staff Comments

        Not applicable.

Item 2. Properties

        As of February 20, 2007, we have signed a lease agreement for our headquarters at 37 Inbar St., Caesarea, Israel. Our lease commitment expires at the end of June 2009.

Item 3. Legal Proceedings

        We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any proceeding being contemplated by a governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Transactions and Small Business Issuer Purchases of EquitySecurities.

Market Information

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

        The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter since January 1, 2007. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on March 23, 2009, was $0.03 per share.

	2007		2008
	High	High	High	Low

1st Quarter	1.6	1.6	0.10	0.05
2nd Quarter	0.89	0.89	0.10	0.05
3rd Quarter	0.48	0.48	0.07	0.02
4th Quarter	0.18	0.18	0.05	0.01

Outstanding Shares and Shareholders of Record

As of March 3, 2009, there were 67,824,268 shares of our common stock issued and outstanding. These shares were held by approximately thirty (30) shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

        Throughout the 2008 fiscal year, we authorized the issuance of options to our directors and officers to acquire in the aggregate of 2,415,232 shares of our common stock. For more information, see Item. 11 entitled “Executive Compensation.”

        We have issued shares of our common stock to the members of our advisory board for their service as advisory board members. See “– Recent Sales of Unregistered Securities.”

Recent Sales of Unregistered Securities

        On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which two of our current directors, Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of $4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of $6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of $12,857.13, and (iv) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC. As a result of these transactions, BioTech Knowledge LLC is our largest stockholder with approximately 30.91% of our common stock. We issued the securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

        In April 2006, we appointed Mr. Ehud Barak to serve on our advisory board. Mr. Barak received a grant of 166,666 shares of common stock for each quarter of service on our advisory board. On June 18, 2007, Mr. Ehud Barak resigned from our advisory board. As of December 31, 2008, Mr. Barak was issued 811,591 shares of our common stock with a total fair market value of $56,811.

        In May 2006, we appointed Prof. Richard A. Lerner as an additional member of our advisory board. Prof. Lerner will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2008, Prof. Lerner was entitled to receive 169,494 shares of our common stock with a total fair market value of $5,085, of which 152,828 shares were issued as of December 31, 2008. Additional 16,666 shares which were earned during the three months ended December 31, 2008, were not yet issued.

        In September 2006, we appointed Prof. K. Barry Sharpless to serve on our advisory board. Prof. Sharpless will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2008, Prof. Sharpless was entitled to receive 149,994 shares of our common stock with a total fair market value of $4,500, of which 133,328 shares were issued as of December 31, 2008. Additional 16,666 shares which were earned during the three months ended December 31, 2008, were not yet issued.

        The shares granted to the advisory board members were issued to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

        On February 27, 2007, we closed a private placement of 2,000,000 units, at a price of $0.75 per unit, for aggregate proceeds of $1,500,000. Each unit comprised one share of our common stock and one warrant to purchase one share of our common stock at the price per share of $1.25 exercisable within five years. In connection with the private placement, we paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to the finder. We issued the securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

        On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 600,000 of the options became vested on December 31, 2008, and 150,000 of the options shall vest at the end of each subsequent quarter, for a period of 2 years. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock. 179,360 options are fully vested and 17,936 options shall vest at the end of each subsequent quarter, following December 31, 2008, for a period of 2 quarters.

        On April 28, 2008, the Company’s board of directors further approved the issuance of 147,665 shares of common stock to two of the Company’s directors at a price per share that is equal to the par value of the Company’s common stock and other valuable consideration.

        On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All 400,000 options are fully vested as of December 31, 2008.

        In February 2009, we received an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into our shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 1,165,925 shares of our common stock, at a price per share of $0.008. In addition, we issued BioTech Knowledge LLC a warrant to purchase our shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note.

Use of Proceeds from Registered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6. Selected Consolidated Financial Data

        Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We have historically incurred losses, and from inception through December 31, 2008, we have incurred losses of $3,625,632. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Recent Private Placements

        In February 2009, we received an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into our shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 1,165,925 shares of our common stock, at a price per share of $0.008. In addition, we issued BioTech Knowledge LLC a warrant to purchase our shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note.

        On February 27, 2007, we closed a private placement of 2,000,000 units, at a price of $0.75 per unit, for aggregate proceeds of $1,500,000. Each unit comprised one share of our common stock and one warrant to purchase one share of our common stock at the price per share of $1.25 exercisable within five years. In connection with the private placement, we paid a finder’s fee of $120,000 in cash and issued a warrant to purchase 160,000 units to the finder.

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

Recent Accounting Pronouncements

        In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 will have, if at all, on its consolidated financial statements and disclosures.

        In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (APB 14-1). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements.

In June 2008, the FASB Emerging Items Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”. The Consensus was reached on the following three issues:

1.	How an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock.

2.	How the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock.

3.	How an issuer should account for market-based employee stock option valuation instruments.

This consensus will affect entities with (1) options or warrants on their own shares (not within the scope of Statement 150), including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock. Also affected are entities that issue equity-linked financial instruments (or financial instruments that contain embedded equity-linked features) with a strike price that is denominated in a foreign currency.

The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year. Early application is not permitted. The Company is currently evaluating the effect of EITF 07-5 and has not yet determined the impact of the consensus on its financial position or results of operations.

Initial adoption of New Accounting Standards

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

Financial Condition, Liquidity and Capital Resources

        During the twelve months ended December 31, 2008, we incurred a loss of $896,201, comparable to a net loss of $1,177,016 for the comparative period in 2007.

        During the twelve months ended December 31, 2008, we incurred $947,970 of operating expenses, comprised primarily of $142,247 for research and development costs, $63,545 for stock-based compensation expenses, 203,463 for sales and marketing costs, $538,715 for general and administrative cost.

        During the twelve months ended December 31, 2007, we incurred $1,196,635 of operating expenses, comprised primarily of $208,016 for research and development costs, $251,317 for stock-based compensation expenses, $86,485 for sales and marketing costs, $650,817 for general and administrative cost.

        At December 31, 2008, we had a deficit in working capital of $114,628.

        At December 31, 2008, our company had total assets of $52,600, which consisted mainly of cash and equivalents of $36,943, fixed assets of $63,113, intangible assets of $86,507 and prepaid expenses and other current and non-current assets of $15,657.

        At December 31, 2008, our company’s total liabilities were $167,228.

        During the twelve months ended December 31, 2008, we had revenues of $57,004. From inception through December 31, 2008 we had revenues of $71,918.

Results of Operations

        In the fiscal year ended December 31, 2008, we generated revenues of $57,004 and incurred a loss of $896,201 during that period.

Off-Balance Sheet Arrangements

        We entered into non-cancellable operating leases agreements for vehicles and premises. We have a commitment to pay a total of $20,513 for the duration of these lease agreements, which ends on August 14, 2010. We placed a deposit in the amount of $4,824 as a guarantee to this commitment, which is included under current assets in our balance sheet.

Plan of Operation

        Our primary objectives over the 12 month period ending on December 31, 2009, are to manufacture and commercialize our product, called the ACRO – SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI. Please see the “Products in Development” section below. Another main business objective is to expand our technology base by purchasing additional technologies.

        Furthermore, we plan to continue to develop our headquarters as our main research and development base in Israel, and to initiate international marketing and sales to reach a market worldwide.

        On October 28, 2008, our technology agreement with LSRI, a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI licensed the long-proven technology of IIBR’s explosives testing kit to Acro, for incorporation into our pen-like device. This will allow our pen-like device to detect commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by us and royalties to be paid to LSRI. The new device complements the ACRO-P.E.T., which detects peroxide-based explosives in improvised explosive devices.

        Effective January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with our wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec.

Cash Requirements

        Our cash requirement for the next 12 months is approximately $300,000. We are obligated to pay BioTech Knowledge LLC, a wholly-owned limited liability company of Prof. Ehud Keinan, $3,000 per month for consulting services to be provided by Prof. Keinan. Beginning July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. Prof. Keinan is a stockholder who holds approximately 30.91% of ACRO’s outstanding shares of common stock. In addition, we estimate our operating expenses and working capital requirements at our current minimal activity phase, for fiscal year 2009 to be as follows:

Estimated Expenses to December 31, 2009

Product Research and Development	$-

Sales and Marketing	$50,000

General and Administrative	$250,000

Capital Expenditures	$-

Tax Expenses	$-

Total	$300,000

        At December 31, 2008, we had a deficit in working capital of $114,628 out of which $78,137 are payable to directors, which agreed to defer their fees until further notice.

        In February 2009, we received an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into our shares common stock or prepaid, pursuant to the terms of the note. We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $420,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

Purchase or Sale of Equipment

        During the next 12 months, we do not plan to purchase software, furniture and office equipment.

Products in Development

        Our first product is called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. In 2008 developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version is available for sale since mid 2008.

        In addition, we have developed another device called ACRO-N.E.T., which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2008 with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T is based on the LSRI explosive detecting kit, called ETK. The ETK is capable of identifying the full range of well known types of military and comercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This new device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T (it is the same device) but it is using different solutions and detects different explosives.

        We see as our main product the “ACRO-SET” that includes both P.E.T and N.E.T, and covers the total range of explosives detecting. During the fourth quarter of 2008 we delivered samples of ACRO-SET to several distributors. However, we have not yet had any significant sales of it.

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

        During 2008, we developed a product called “TATP Simulant”. The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and HMTD. We delivered samples of TATP Simulant to several clients, but at this early stage we cannot estimate the commercial value of this product, if any.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8. Financial Statements and Supplementary Data

        Our, and our subsidiary’s consolidated financial statements beginning on pages F-1 through F-16, as set forth in the following index, are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Brightman Almagor Zohar 1 Azrieli Center Tel Aviv 67021 P.O.B. 16593, Tel Aviv 61164 Israel Tel: +972 (3) 608 5555 Fax: +972 (3) 609 4022 info@deloitte.co.il www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ACRO Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of ACRO Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2008, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended and for the period from May 22, 2002 (date of incorporation) to December 31, 2008. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

The consolidated financial statements of the Company for the year ended December 31, 2007 and for the period May 22, 2002 (date of incorporation) through December 31, 2007, were audited by other auditors whose reports, dated March 13, 2008, expressed an unqualified opinion and included an explanatory paragraph concerning an uncertainty about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACRO Inc. and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended and for the period from May 22, 2002 (date of incorporation) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in development of products for the detection of military and commercial explosives for the homeland security market. As discussed in Note 1 to the financial statements, the Company’s operating losses since inception to December 31, 2008, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 30, 2009

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Balance Sheets

	December 31 2008	December 31 2007
	$	$

Assets

Current assets:
Cash and cash equivalents	36,943	97,159
Short term deposits	-	650,000
Restricted cash	-	30,000
Trade receivables	8,803	4,626
Prepaid expenses and other current assets	6,854	70,161

Total current assets	52,600	851,946

Other non-current assets	4,824	10,679
Property and equipment, net	63,113	95,194
Intangible assets, net	86,507	98,507

Total assets	207,044	1,056,326

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	167,228	180,708

Total current liabilities	167,228	180,708

Accrued severance pay	-	3,146

Total liabilities	167,228	183,854

Commitments (Notes 8 and 10)

Stockholders' equity:
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,824,268 and 67,543,275 shares issued and outstanding as of
December 31, 2008 and December 31, 2007, respectively	67,823	67,543
Additional paid-in capital	3,597,625	3,534,360
Deficit accumulated during the development stage	(3,625,632)	(2,729,431)

Total stockholders' equity	39,816	872,472

Total liabilities and stockholders' equity	207,044	1,056,326

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Statements of Operations

	Year ended December 31		Cumulative from inception (May 22, 2002) to December 31
	2008	2007	2008
	$	$	$

Revenues	57,004	7,784	71,918

Costs and expenses :
Research and development	142,247	208,016	461,664
Sales and marketing	203,463	86,485	309,830
General and administrative *	602,260	902,134	2,939,113

Total operating expenses	947,970	1,196,635	3,710,607

Operating loss	(890,966)	(1,188,851)	(3,638,689)
Interest income, net	2,105	45,121	56,973

Loss before income taxes	(888,861)	(1,143,730)	(3,581,716)
Income tax expense	7,340	33,286	43,916

Net loss	(896,201)	(1,177,016)	(3,625,632)

Basic and diluted net loss per common share	(0.01)	(0.02)	(0.08)

Weighted average number of shares used in computing
basic and diluted net loss per common share	67,719,443	67,062,825	48,202,173

*	Includes $63,545, $251,317 and $1,064,202 in stock-based compensation to employees and non-employees for the years ended December 31, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2008 respectively.

The accompanying notes are an integral part of the consolidated financial statements.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Statement of Stockholders’ Equity

	Common stock		Additional paid-in Capital	Deficit accumulated	Total stockholders' equity (deficit)
	Shares	Amount
		$	$	$	$

Balance as at December 31, 2005	42,000,000	42,000	61,991	(200,832)	(96,841)
Issuance of common stock on January 19, 2006	20,200,012	20,200	23,086	-	43,286
Issuance of common stock and warrants on
March 15, 2006	2,376,000	2,376	1,185,624	-	1,188,000
Offering costs	-	-	(99,031)	-	(99,031)
Issuance of common stock on September 5, 2006	172,344	172	(172)	-	-
Issuance of common stock on November 6, 2006	183,332	183	(183)	-	-
Stock-based compensation to non-employees	-	-	749,340	-	749,340
Net loss for the year	-	-	-	(1,351,583)	(1,351,583)

Balance as at December 31, 2006	64,931,688	64,931	1,920,655	(1,552,415)	433,171
Issuance of common stock on January 19, 2007	199,998	200	(200)	-	-
Issuance of common stock and warrants on
February 27, 2007	2,000,000	2,000	1,498,000	-	1,500,000
Offering costs	-	-	(135,000)	-	(135,000)
Issuance of common stock on July 19, 2007	378,257	378	(378)	-	-
Issuance of common stock on October 30, 2007	33,332	34	(34)	-	-
Stock-based compensation to non-employees	-	-	251,317	-	251,317
Net loss for the year	-	-	-	(1,177,016)	(1,177,016)

Balance as at December 31, 2007	67,543,275	67,543	3,534,360	(2,729,431)	872,472

Issuance of common stock on January 22, 2008	33,332	33	(33)	-	-
Issuance of common stock on April 27, 2008	180,997	181	(181)	-	-
Issuance of common stock on July 14, 2008	33,332	33	(33)	-	-
Issuance of common stock on October 29, 2008	33,332	33	(33)	-	-
Stock-based compensation to employees and
non-employees	-	-	63,545	-	63,545
Net loss for the year	-	-	-	(896,201)	(896,201)

Balance as at December 31, 2008	67,824,268	67,823	3,597,625	(3,625,632)	39,816

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Year ended December 31		Cumulative from inception (May 22, 2002) to December 31
	2008	2007	2008
	$	$	$

Cash flows from operating activities:
Net loss	(896,201)	(1,177,016)	(3,625,632)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	49,018	45,429	116,149
Stock-based compensation	63,545	251,317	1,064,202

Changes in operating assets and liabilities:
Trade receivables	(4,177)	(4,626)	(8,803)
Prepaid expenses and other current assets	63,307	(27,728)	(6,854)
Accounts payable and accrued liabilities	(13,480)	62,548	167,228
Accrued severance pay	(3,146)	(4,005)	-

Net cash used in operating activities	(741,134)	(854,081)	(2,290,210)

Cash flows from investing activities:
Decrease (increase) in long term deposit	5,855	182	(4,824)
Decrease (increase) in restricted cash	30,000	(30,000)	-
Increase in short term deposits	650,000	(650,000)	-
Purchase of property and equipment	(4,937)	(53,090)	(145,769)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	680,918	(732,908)	(270,593)

Cash flows from financing activities:
Decrease in short term bank-credit	-	(22,777)	-
Proceeds from issuance of common stock	-	1,500,000	2,836,286
Offering costs	-	(135,000)	(238,540)

Net cash provided by financing activities	-	1,342,223	2,597,746

Net (decrease) increase in cash and cash equivalents	(60,216)	(244,766)	36,943

Cash and cash equivalents at beginning of period	97,159	341,925	-

Cash and cash equivalents at end of period	36,943	97,159	36,943

Supplemental disclosures of cash flow information:
Cash paid for interest	-		-

Cash paid for taxes	-		-

The accompanying notes are an integral part of the consolidated financial statements.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, and has incurred losses of $3,625,632 from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 2 – Summary of Significant Accounting Policies (cont’d)

C.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

D.	Recently Issued Accounting Standards

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”(“SFAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. The Company is currently evaluating the impact that FSP 142-3 will have, if at all, on its consolidated financial statements and disclosures.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements.

In June 2008, the FASB Emerging Items Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. The Consensus was reached on the following three issues:

1.	How an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock.

2.	How the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock.

3.	How an issuer should account for market-based employee stock option valuation instruments.

This consensus will affect entities with (1) options or warrants on their own shares (not within the scope of Statement 150), including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock. Also affected are entities that issue equity-linked financial instruments (or financial instruments that contain embedded equity-linked features) with a strike price that is denominated in a foreign currency.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 2 – Summary of Significant Accounting Policies (cont’d)

D.	Recently Issued Accounting Standards (Cont'd)

The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year. Early application is not permitted. The Company is currently evaluating the effect of EITF 07-5 and has not yet determined the impact of the consensus on its financial position or results of operations.

E.	Initial Adoption of New Standards

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

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 3 – Prepaid Expenses and Other Current Assets

	December 31 2008	December 31 2007
	$	$

Value-added tax receivable	1,429	20,372
Prepaid expenses	5,425	8,527
Interest receivables	-	39,032
Other	-	2,230

	6,854	70,161

Note 4 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	December 31 2008	December 31 2007
		$	$

Computer equipment	3	13,487	13,487
Production equipment	3	122,341	117,998
Furniture	7-15	7,924	7,330
Leasehold improvements	(*)	2,017	2,017

		145,769	140,832
Less - Accumulated depreciation and amortization		82,656	45,638

		63,113	95,194

(*)     over the lease term

Depreciation expense for the year ended December 31, 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2008, was $37,018, $33,429 and $82,656, respectively.

Note 5 – Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the years ended December 31, 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2008 was $12,000, $12,000 and $33,493, respectively. The expected annual amortization expenses for each of the next five years are $12,000.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 6 – Income Taxes

A.	Income Taxes

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary, which was formed in March 2006, in accordance with local tax laws. In 2008 and 2007, income before income taxes of the Israeli subsidiary is $65,335 and $73,161 respectively, and the loss before income taxes for the Company in the US is $954,198 and $1,216,891 respectively. The regular corporate tax rate in Israel for 2008 is 27%. The Israeli corporate tax rates for 2008 and thereafter are as follows: 2009 – 26%, and for 2010 and thereafter – 25%. The applicable statutory tax rate for the Company in the US is 34%.

Loss from continuing operations, before income taxes, consists of the following:

	December 31 2008	December 31 2007
	$	$

United States	(954,198)	(1,216,891)
Israel	65,335	73,161

	(888,863)	(1,143,730)

B.	Deferred Tax

The components of the deferred tax assets are as follows:

	December 31 2008	December 31 2007
	$	$

Deferred tax assets:
Net operating loss carry forwards	1,206,307	882,298
Valuation allowance	(1,206,307)	(882,298)

Net deferred tax assets	-	-

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $1,206,307 and $882,298 respectively. The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $324,009 and $421,891, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 6 – Income Taxes (Cont’d)

As of December 31, 2008, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3,547,963, after the consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal Revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

C.	Reconciliation of Income Tax Expense:

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31
	2008	2007
	$	$

Loss before income taxes as per the income statement	(888,863)	(1,143,730)

Tax calculated according to the statutory tax rate of 34%	(302,213)	(388,868)

Increase (decrease) in income tax resulting from:
Non-deductible expenses	4,870	4,569
Change in valuation allowance	324,009	421,891
Foreign tax rate differential	(4,573)	(3,658)
Exchange rate differences	(14,753)	(648)

Total income tax expense	7,340	33,286

The income tax payable as of December 31, 2008 and 2007 was $29,954, and $36,576 respectively.

D.	Accounting for Uncertainty in Income Taxes

The Company and its subsidiary adopted FIN 48 as of January 1, 2007, but the adoption had no effect on the financial statements.

As of January 1, 2008 and for the 12 months ended December 31, 2008, the Company and its subsidiary did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company and its subsidiary’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Notes to the Consolidated Financial Statements as of December 31, 2008

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

On January 19, 2006, the Company consummated a private placement (“the January 2006 Private Placement”) pursuant to which the Company issued to certain investors 20,200,012 shares of common stock in consideration of a promissory note payable upon demand issued by such investors to the Company, in an aggregate gross proceeds of $43,286. The promissory note was paid in full by such investors in March 2006. In addition, pursuant to a share purchase agreement, two of the Company’s existing stockholders sold their entire interests in the Company to a new stockholder who also participated in the January 2006 Private Placement, resulting in a change of control in the Company. On March 15, 2006, the Company consummated a second private placement (“the March 2006 Private Placement”) pursuant to which the Company issued to certain investors 2,376,000 shares of common stock, together with warrants to purchase 2,376,000 shares of common stock at an exercise price of $0.75 per share, exercisable until March 15, 2008, in consideration of aggregate gross proceeds of $1,188,000, less offering costs of $99,031.

On October 30, 2006, the Company affected a 2:1 stock split. As a result, the authorized capital was changed from 350,000,000 to 700,000,000 shares of common stock. The stock split did not vary the aggregate par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

Note 8 – Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the company’s advisory board. One of the consultants resigned during 2007. During the years ended December 31, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2008 the consultants earned 133,328 shares, 578,249 shares and 1,131,079 shares respectively. 33,332 shares that were earned during the last quarter, have not yet been issued. During the year ended December 31, 2008, 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2008, compensation expense recorded in respect of the shares earned by the consultant amounted to $5,550, $251,317 and $1,006,207 respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultants. Under the agreements with the consultants they are entitled to earn up to an additional 80,512 shares of common stock for future services to be performed.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 8 – Stock-Based Compensation (Cont’d)

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

179,360 options became vested as of December 31, 2008 and 17,936 options shall vest at the end of each subsequent quarter, following December 31, 2008, for a period of 2 quarters.

On April 28, 2008, the company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the company’s executives, at an exercise price of $0.075 per share. 600,000 of the options became vested as of December 31, 2008, and 150,000 of the options shall vest at the end of each subsequent quarter, following December 31, 2008, for a period of 2 years. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock (as described above).

On April 28, 2008, the Company’s board of directors further approved the issuance of 147,665 shares of common stock to two of the Company’s directors at a price per share that is equal to the par value of the Company’s common stock and other valuable consideration.

On July 8, 2008, the company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the company to the trustee in trust for two of the company’s executives, at an exercise price of $0.06 per share. All 400,000 of the options became vested as of December 31, 2008.

Note 9 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 5), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of December 31, 2008, is $16,500 and is included at accounts payable. The Company may terminate the Consulting Agreement with 60 days prior notice. During the year ended December 31, 2008 and 2007, the Company incurred $36,046 and $45,579, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 5).

During the year ended December 31, 2008 and 2007, the Company incurred an expense of $128,011 and $122,765, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors. Starting from July 2008, the company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 9 – Related Party Transactions (Cont’d)

The total amount of the deferred payment as of December 31, 2008, is $52,800 and is included at accounts payable.

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

Note 10 – Commitments

The Company entered into non-cancellable operating lease agreements for vehicles and premises. The future minimum lease payments under these leases at December 31, 2008, are as follows:

Amount
$

Year ending December 31,
2009	13,234
2010	7,279

Total minimum lease payments	20,513

Rent expense for each of the years ended December 31, 2008 and 2007 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2008, was $25,405, $24,989 and $56,064, respectively.

On October 28, 2008, the Company’s technology agreement with LSRI – Life Science Research Israel Ltd., a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the technology of IIBR’s explosives testing kit (ETK) to the Company, for incorporation into the Company’s pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by the Company and royalties to be paid to LSRI. The new device will complement the ACRO-P.E.T., the Company’s peroxide explosive tester for the detection of improvised explosives.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of December 31, 2008

Note 11 – Subsequent Event

In February 2009, the Company received an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into its shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 1,165,925 shares of its common stock, at a price per share of $0.008. In addition, the Company issued BioTech Knowledge LLC a warrant to purchase its shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note.

Effective as of January 1, 2009, the Company entered into an Intellectual Property Assignment and Services Termination Agreement with its wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, the Company effected a transfer of all of its intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec. The services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services was terminated. The agreement effectively renders ACRO as a holding company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On April 7, 2008, we terminated our engagement with Somekh Chaikin a member firm of KPMG International (KPMG) as the Company’s independent registered public accounting firm.  KPMG had been our independent registered public accounting firm and audited the consolidated financial statements for the years ended December 31, 2006 and 2007.  The reports of KPMG on the consolidated financial statements for the past fiscal years indicated contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to our ability to continue as a “going concern” for the years ended December 31, 2006 and 2007.  The termination of KPMG was approved unanimously by our audit committee and our board of directors.

        In connection with the audits for the two most recent fiscal years and the subsequent interim periods to date, there were (i) no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in their report on the Company’s financial statements for these fiscal years; and (ii) no reportable events.

         On April 7, 2008, we engaged Brightman Almagor Zohar & Co. a member of Deloitte Touche Tohmatsu (Deloitte), as our independent registered public accounting firm. We had not consulted with Deloitte regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

Item 9A(T). Controls and Procedures

    (a)        Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

    (b)        Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

—	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

—	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

        Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework for Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2008.

        This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

        This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this Annual report.

    (c)        There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

        The following table sets forth information regarding our current directors and executive officers, their ages, positions held and duration each person has held that position, as of March 30, 2009.

Name	Age	Position	Date First Elected or Appointed

Gadi Aner	55	Chief Executive Officer and Chairman	March 15, 2006
Prof. Ehud Keinan	61	Director	March 15, 2006
Dan Elnathan(1)	54	Director	March 15, 2006
Gabby Klausner	38	Treasurer and Chief Financial Officer	June 1, 2007
Shai Markevitch(2)	43	Marketing and Sales Freelance Manager	August 19, 2007

(1) Sole member of the Audit Committee.
(2) Commencing February 2009, Mr. Markevitch provides his services, as a freelance consultant, and his fees are calculated based on sales.

Significant Employees

        As of March 30, 2009, we do not have any employees.

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

        Gadi Aner. From 2007 to present, Mr. Aner is the CEO and chairman of the board of directors of Acro Inc. From 2001 to 2007, Mr. Aner has been the founder and managing director of Symposia (Israel) Ltd., which develops applications for the organization of events and conferences and utilizes the Internet infrastructure to enable clients to use these applications. From 1998 to 2000, Mr. Aner was the CEO of Verdant Biotechnologies Ltd., which is an agricultural biotechnology company developing technologies to enhance the resistance of agricultural crops. From 1995 to 1997, Mr. Aner served as the CEO of Pharmore Therapeutics Ltd., which worked in collaboration with the Technion, the Israel Institute of Technology, in developing less toxic, novel compounds for treatment of cancer. Mr. Aner received his bachelor’s degree in economics and political science from Haifa University.

        Prof. Ehud Keinan. Prof. Keinan is currently the Benno Gitter and Ilana Ben Ami Chair of Biotechnology at the Technion’s Faculty of Chemistry. He received his Ph.D. in Organic Chemistry from the Weizmann Institute of Science in Israel in 1977 and undertook post-doctoral research in the Department of Chemistry at University of Wisconsin from 1977 to 1980. Since 2004, Prof. Keinan has served as the Dean of the Faculty of Chemistry at the Technion. From 1999 to 2004, Prof. Keinan served as the founder and head of the Institute of Catalysis Science and Technology at the Technion. Prof. Keinan has received numerous honors and awards in the fields of chemistry and biochemistry. He has also published extensively in the areas of chemistry and biochemistry.

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

        Shai Markevitch, Marketing and Sales Freelance Manager. Mr. Markevitch has extensive international business experience. Prior to joining Acro, Mr. Markevitch served for many years as business development manager for several international companies like HP and Amdocs, in the US , the European market and Israel , where he led sales and marketing efforts in various countries and subjects. Mr. Markevitch holds a B.Sc. in Physics and Computer Science from Ben-Gurion University of the Negev, Israel.

Advisory Board

We have two members on our advisory board:

Name	Date Appointed

Richard A. Lerner	May 31, 2006
K.Barry Sharpless	September, 2006

We had a third member, Mr. Ehud Barak, who resigned from our advisory board on June 18, 2007.

        Prof. Richard A. Lerner. Prof. Lerner has been a member of our advisory board since June 5, 2006. Prof. Lerner is an American research chemist and is currently President and Chief Executive Officer of The Scripps Research Institute (TSRI) in La Jolla, California. In 1982 he was appointed Chairman of the Department of Molecular Biology of TSRI, and five years later assumed the directorship. In 1991, when the TSRI was established as a nonprofit entity, Prof. Lerner became its first president. Prof. Lerner is best known for his work on converting antibodies into enzymes, providing a method of catalyzing chemical reactions thought impossible using classical techniques. In addition to his research into catalytic antibodies, Prof. Lerner has led extensive studies into protein structure, characterized a novel lipid hormone that induces sleep, and provided the first evidence of a role for ozone in human disease. In addition to his role as President of TSRI, Prof. Lerner is the Lita Annenberg Hazen Professor of Immunochemistry and Cecil H. and Ida M. Green Chair in Chemistry. He was the recipient of, among other prizes and awards, the Parke Davis Award in 1978, the San Marino Prize in 1990, the Wolf Prize in Chemistry for 1994 (with Peter Schultz), the California Scientist of the Year Award in 1996, the University of California Presidential Medal in 2002, and the Paul Ehrlich-and Ludwig Darmstaedter Prize in 2003. He has also been elected to the Royal Swedish Academy of Sciences and the United States National Academy of Sciences. Prof. Lerner has numerous books and publications to his credit. Under Prof. Lerner’s leadership, The Scripps Research Institute has grown three-fold in terms of laboratory space and more than quadrupled it’s staff levels, making it among the largest nonprofit biomedical research organizations in the world. He also oversaw the establishment of a sister research campus, called Scripps Florida, in Palm Beach County.

        K. Barry Sharpless. Prof. Sharpless has been a member of our advisory board since September, 2006. Prof. Sharpless is a W. M. Keck Professor of Chemistry and a member of The Scripps Research Institute. Prof. Sharpless is also a 2001 Nobel Prize Laureate in Chemistry. Having completed a B.A. at Dartmouth College in 1963, he went on to complete his Ph.D. at Stanford University in 1968. He continued postdoctoral research at Stanford in 1968 and at Harvard University in 1969.

Involvement in Certain Legal Proceedings

        None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

—	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

—	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

—	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

—	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Promoters and control persons.

        None.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

          To the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner, except for the following:

Name	Number of Late Reports	Number of Transactions Not Reported On a Timely Basis	Failure to File Requested Forms

Ehud Keinan(1)	-	-	5
Gabby Klausner(2)	1	-	-

(1)	The named officer and director failed to file Form 4– Statement of Changes in Beneficial Ownership.
(2)	The named officer filed a late Form 4– Statement of Changes in Beneficial Ownership.

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

Corporate Governance

Audit, Compensation and Nominating Committees

        Our board of directors is of the view that it is appropriate for us to have neither a standing compensation nor nominating committee because there are currently only three directors on our board of directors, one of whom, Mr. Dan Elnathan is an “independent director” under the rules of the National Association of Securities Dealers, Inc. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers, Inc., under the symbol “ACRI” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. These directors have performed the functions of nominating and compensation committees and will continue to do so. There are no policies or procedures for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the early stage of our development as a company, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for director is conducted by our board of directors.

         Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay fees to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

        On March 7, 2007, we established an audit committee and appointed Dan Elnathan as a sole member of this committee.

Audit Committee Financial Expert

        Our board of directors determined that Mr. Dan Elnathan qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. Mr. Dan Elnathan is an “independent director” as defined in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers and the requirements of rule 10A-3(b)1 of the Exchange Act of 1934.

Item 11. Executive Compensation

Summary Compensation Table

        The following table sets forth all compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Gadi Aner	2008	-	-	8,090	14,362	-	52,800	(1)	96,849	(1)	172,101
Chief Executive Officer
and Chairman	2007	-	-	-	-	-	-		144,654	(1)	144,654

Gabby Klausner(2)	2008	77,164			12,068				-		89,232
Chief Financial Officer	2007	49,161	-	-	-	-	-		-		49,161

Jacob Bar(3)	2008	-	-	-	-	-	-		-		-
Shalom Former Chief
Financial Officer	2007	-	-	-	-	-	-		18,978	(4)	18,978

Shai Markevitch(5)
Marketing and	2008	98,902			12,068				25,044	(6)	136,014
Sales Manager	2007	36,940	-	-	-	-	-		6,860	(6)	43,800

(1)	Earned by M.G-Net Ltd., a private company wholly-owned by Gadi Aner, for his services as Chairman of the Board and Chief Executive Officer. An amount of $52,800is deferred, since starting from July 2008, Mr. Aner agreed to defer the payment of 100% of his monthly fee until further notice. In years ended 2008 and 2007 the compensation to Mr. Aner, included car maintenance expenses of $21,637 and$21,889 respectively.

(2)	On June 1, 2007, Ms. Klausner was appointed as our Chief Financial Officer.

(3)	On June 1, 2007, Mr. Bar-Shalom ceased to serve as our Chief Financial Officer.

(4)	The amount paid either directly to Mr. Bar-Shalom or to a company that hired Mr. Bar-Shalom to perform his position as acting Chief Financial Officer.

(5)	On August 19, 2007, Mr. Markevitch was appointed as our Vice President Business Development, Marketing and Sales.

(6)	Car maintenance expenses.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth all outstanding equity awards for the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Gadi Aner,
Chief Executive Officer and					April 28,
Chairman	300,000	600,000	-	0.075	2016

Gabby					April 28,
Klausner,Chief	150,000	300,000	-	0.075	2016
Financial					July 8,
Officer	200,000	-	-	0.06	2016

Shai Markevitch,					April 28,
Vice President	150,000	300,000	-	0.075	2016
Business Development, Marketing and					July 8,
Sales	200,000	-	-	0.06	2016

        In February 2008, our board of directors approved an adoption of an Israeli share option plan, the 2008 Israeli Share Option Plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of our common stock, for grants to employees, directors and consultants under the plan.

        The 2008 Israeli Share Option Plan was adopted to comply under Section 102 of the Israeli Income Tax Ordinance, which allows Israeli employees to receive favorable tax treatment for compensation in the form of shares or options. Under our 2008 Israeli Share Option Plan, we may grant to our Israeli directors, officers and employees, except for such persons that are deemed to be a controlling shareholder or a consultant under Section 32 of the Income Tax Ordinance, options to purchase our shares of common stock. This plan also allows for beneficial tax treatment for options issued through a trustee. Based on Israeli law currently in effect and elections which we have made, and provided that options granted or, upon their exercise, the underlying shares, issued under the plan are held by the trustee for at least two years following the date in which the options are granted, the optionees are (i) entitled to defer any taxable event with respect to the options until the underlying shares are sold, and (ii) subject to capital gains tax of 25% on the sale of the shares. We may not recognize expenses pertaining to the options for tax purposes.

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

        Under this plan, in any of the following events: (i) a sale of all or substantially all of the assets of our company; or (ii) a sale (including an exchange) of all or substantially all of the shares of the capital stock of our company; or (iii) a merger, consolidation or like transaction of our company with or into another corporation., the administrator of the plan, in its sole discretion shall decide: (i) if and how the unvested options shall be canceled, replaced or accelerated; (ii) if and how vested options (including options with respect to which the vesting period has been accelerated according to Section (i) shall be exercised, replaced and/or sold by the trustee or the company (as the case may be) on the behalf of Israeli optionees; (iii) how the underlying shares issued upon exercise of the options and held by the trustee on behalf of optionees shall be replaced and/or sold by the trustee on behalf of the optionee.

        Any option granted under our Plan not exercised within eight years of the grant date shall expire. Under this plan, if the optionee ceases to be an employee, director, officer or consultant of our company for any reason other than death, disability, retirement or cause, then he will be entitled to exercise all of his options that are vested but unexercised, if not previously expired, not later than the earlier of (i) a period of ninety days after the date of his termination; or (ii) the term of the options. If the termination is a result of the employee death, retirement or disability, any vested but unexercised options shall be exercisable in the case of death, by his or her estate, personal representative or beneficiary, or in the case of retirement or disability, by the optionee or his or her personal representative (as the case may be), until the earlier of (i) 180 days after the date of termination of employment; or (ii) the term of the options. If we terminate the employment of an employee for cause, all of his or her vested and unvested options expire immediately. On April 28, 2008, the Company's board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company's executives, at an exercise price of $0.075 per share. 600,000 of the options became vested on December 31, 2008, and 150,000 of the options shall vest at the end of each subsequent quarter, for a period of 2 years. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company's common stock. 179,360 options are fully vested and 17,936 options shall vest at the end of each subsequent quarter, following December 31, 2008, for a period of 2 quarters

        On July 8, 2008, the Company's board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company's executives, at an exercise price of $0.06 per share. All 400,000 options are fully vested as of December 31, 2008.

Compensation of Directors

        The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2008:

	Director Compensation
Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dan Elnathan	17,640	(2)	770	10,637	-	-		18,410

(1) The compensation of Gadi Aner, our Chief Executive Officer and Chairman, is fully reflected in the Summary Compensation Table above.
(2) The earned fees include a deferred amount of $8,837.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

        In February 2008, our board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of our common stock of the Company, for allocation to employees, directors and consultants under the plan.

        On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 600,000 of the options became vested on December 31, 2008, and 150,000 of the options shall vest at the end of each subsequent quarter, for a period of 2 years. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock. 179,360 options are fully vested and 17,936 options shall vest at the end of each subsequent quarter, following December 31, 2008, for a period of 2 quarters

        On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All 400,000 options are fully vested as of December 31, 2008.

        The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans
approved by security holders	Not Applicable	Not Applicable	Not Applicable

Equity compensation plans
not approved by security
holders	2,415,232 (1)	$0.067	1,584,768(2)

(1)	As of December 31, 2008, the following options have been issued and outstanding pursuant to an equity compensation plan: (i) an option to purchase 900,000 shares of common stock granted to Gadi Aner, an option to purchase 450,000 shares of common stock granted to Gabby Klausner, an option to purchase 450,000 shares of common stock granted to Shai Markevitch, each with an exercise price of $0.075 per share pursuant to the approval of the Company’s board of directors dated April 28, 2008; (ii) an option to purchase 215,232 shares of common stock granted to Dan Elnathan with an exercise price of $0.001 per share pursuant to the approval of the Company’s board of directors dated April 28, 2008; (iii) an option to purchase 200,000 shares of common stock granted to Gabby Klausner with an exercise price of $0.06 per share pursuant to the approval of the Company’s board of directors dated July 8, 2008 and an option to purchase 200,000 shares of common stock granted to Shai Markevitch with an exercise price of $0.06 per share pursuant to the approval of the Company’s board of directors dated July 8, 2008.

(2)	Options remaining available for future issuance under the 2008 share option plan, excluding securities reflected in column (a).

        The share option plan is administered by either our board of directors or a committee, consisting of such number of members (but no less than two (2)) as may be determined by our board of directors, to which the board of directors shall have delegated power to act on its behalf with respect to the share option plan. The administrator of the share option plan has full power and authority to select the individuals to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award, to provide substitute awards and to determine the specific terms and conditions of each award, subject to the provisions of the share option plan, our articles of association and any applicable law.

        The share option plan permits us to make grants of stock options to officers, employees, directors, consultants and other key persons. Stock options granted under the share option plan shall have an exercise price as determined by the administrator of the share option plan.

        In the event of a merger or sale of all or substantially all assets or shares of capital stock, the administrator at its sole discretion shall decide the treatment of the options in the sale event.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of March 3, 2009, by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

        In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 3, 2009.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)

Common Stock	Prof. Ehud Keinan	32,625,744	(3)	48.1%
	10550 North Torrey
	Pines Road
	MB-20, La Jolla
	CA 92037
Common Stock	Gadi Aner	5,730,686	(4)	8.45%
	P.O. Box 18
	Timrat, 23840
	Israel
Common Stock	Zeev Bronfeld	5,999,994		8.85%
	6 Ori Street
	Tel Aviv, 65654
	Israel
Common Stock	Dan Elnathan	210,136		0.3%
	45 Nof Harim St., Mevaseret
	Zion, 90805 Israel
Common Stock	Gabby Klausner	387,500		0.6%
	33 Hachatzavim St.
	Ramat Yishay
	POB 2173, Israel
Common Stock	Shai Markevitch	387,500		0.6%
	37 Inbar St.
	Caesarea, 30889, Israel
Common Stock	Directors and Officers	38,954,066		57.43%
	a group) (4persons)

(1) Regulation S-B under the Exchange Act, defines a beneficial owner of a security as: (a) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares; (b) any person who, directly or indirectly, create or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 3, 2009.

(2) Based upon 67,824,268 issued and outstanding shares of common stock as of March 3, 2009.

(3) The shares include 20,966,494 shares registered under BioTech Knowledge LLC, which is wholly-owned by Prof. Ehud Keinan.

(4) The shares include 2,800,000 shares registered under M.G-NET LTD., which is wholly-owned by Mr. Gadi Aner and his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

        In February 2008, our board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of common stock of the Company, for allocation to employees, directors and consultants under the plan. Information regarding the grant of options under the share option plan to our directors and officers is described above in Item. 11 entitled “Executive Compensation.” We have issued, and will issue, shares of our common stock to the members of our advisory board for their service as advisory board members. See “– Recent Sales of Unregistered Securities.”

        On March 7, 2007, we entered into a service agreement with our wholly-owned subsidiary, Acrosec Ltd. (Acrosec) pursuant to which Acrosec provides us with research and development, manufacturing, marketing and management services, in exchange for payment by us of the costs of such services plus an additional 0%-10%, based on the service provided. Effective as of January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with Acrosec pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec. The services agreement between us and Acrosec pursuant to which Acrosec provided us certain research, development, manufacturing and management services was terminated. The agreement effectively renders ACRO as a holding company.

Transactions with our Controlling Shareholder

        In February 2009, we received an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into our shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 1,165,925 shares of our common stock, at a price per share of $0.008. In addition, we issued BioTech Knowledge LLC a warrant to purchase our shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note.

Promoters and certain control persons

        None.

Parents

        None.

Directors Independence

         Our only director who is independent is Dan Elnathan. The chairman of the board of directors, Gadi Aner, is also an officer of the Company, and Prof. Ehud Keinan is a controlling shareholder. Therefore neither qualifies as independent directors. The determination of independence has been made using the definition of “independent director” contained under the Rules of National Association of Securities Dealers. The Company has one member on its audit committee, Dan Elnathan, who meets the independence requirements of rule 10A-3(b)1 of the Exchange Act of 1934.

Item 14. Principal Accountant Fees and Services

        The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2008 and December 31, 2007.

	Fiscal Year Ended December 31,
	2008	2007
	(in thousands)

Audit Fees	$40	$40
Audit-Related Fees	$-	$21
Tax Fees	$5	$5
All Other Fees	$-	$0
Total	$45	$66

Audit Fees

        For the fiscal year ended December 31, 2008, Brightman Almagor Zohar & Co. a member of Deloitte Touche Tohmatsu is expected to bill approximately $40 for the audit of our annual financial statements and review of our Form 10-K. For the fiscal year ended December 31, 2007, Somekh Chaikin billed approximately $16,000 for the audit of our annual financials statements and review of our Form 10-KSB and additional 24,000 for quarterly reviews.

Audit-Related Fees

        We paid fees to Deloitte of approximately $0 for audit related fees in connection with professional services to assist our management with Sarbanes Oxley Section 404 during the fiscal years ended December 31, 2008. We paid fees to Somekh Chaikin a member firm of KPMG International (KPMG) of approximately $21,000 for audit related fees in connection with professional services to assist our management with Sarbanes Oxley Section 404 and Transfer Pricing benchmark during the fiscal years ended December 31, 2008.

Tax Fees

        For the fiscal year ended December 31, 2008, Brightman Almagor Zohar & Co. a member of Deloitte Touche Tohmatsu is expected to bill approximately $5,000 for the Israeli subsidiary’s tax reports reviewing and filing services. For the fiscal year ended December 31, 2007, Somekh Chaikin billed $5,000 for these services.

All Other Fees

        We do not use Deloitte for financial information system design and implementation. These services, which include: designing and implementing a system that aggregates source data underlying the financial statements and generates information that is significant to our financial statements, are provided internally. We do not engage Deloitte to provide compliance outsourcing services. Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Deloitte is engaged by us to render any auditing or permitted non-audit related service, the engagement be: approved by our audit committee; or entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management. The audit committee pre-approves all services provided by our independent auditors. The audit committee has considered the nature and amount of fees billed by Deloitte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Deloitte’s independence.

PART IV

Item 15. Exhibits and Financial Statements

        (1) Financial Statements:  the response to this portion of Item 15 is submitted as a separate section of this report.

        (2) Financial Statement Schedule: None

        (3) Exhibits:  Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this annual report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC. (Registrant) By: /s/ Gadi Aner —————————————— Gadi Aner Chief Executive Officer and Chairman Date: March 30, 2009	By: /s/ Gabby Klausner —————————————— Gabby Klausner Treasurer and Chief Financial Officer Date: March 30, 2009

        KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Gadi Aner and Gabby Klausner such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gadi Aner	Chief Executive Officer & Chairman	March 30, 2009
Gadi Aner	(principal executive officer)

/s/ Gabby Klausner	Treasurer & Chief Financial Officer (principal	March 30, 2009
Gabby Klausner	financial officer and principal accounting
officer)

/s/ Ehud Keinan
Ehud Keinan	Director	March 30, 2009

/s/ Dan Elnathan
Dan Elnathan	Director	March 30, 2009

Exhibit Index

Number	Description	Method of Filing

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Finder's Fee Agreement between the Registrant and David Sidoo, dated March 8, 2005.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

10.3	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to current report on Form 8-K filed February 3, 2006

10.4	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.5	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.6	Advisory Board Agreement between the Registrant and Mr. Ehud Barak.	Incorporated by reference to Exhibit 10.6 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.8	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.9	Finders Agreement between the Registrant and Siden Investment Inc. dated February 1, 2007.	Incorporated by reference to Exhibit 10.9 to our annual report on Form 10-KSB filed March 28, 2007

10.10	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.11	Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.12	Intellectual Property Assignment and Services Termination Agreement, dated March 29, 2009.	Filed herewith

10.13	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.14	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Filed herewith

14.1	Code of Business Conduct and Ethics and Compliance Program	Incorporated by reference to Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005

21	Subsidiaries of the Registrant	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith