Form 10-Q
period 2009-03-31
ACRO INC.
filed 2009-05-21
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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

As of March 30, 2009, 67,824,268 shares of the registrant’s common stock were outstanding.

Table of Contents
ACRO INC.
(“The Company”)
INDEX

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements Consolidated Balance Sheets

	March 31 2009	December 31 2008
	$	$

Assets

Current assets:
Cash and cash equivalents	57,586	36,943
Trade receivables	1,485	8,803
Prepaid expenses and other current assets	5,608	6,854

Total current assets	64,679	52,600

Other non-current assets	4,520	4,824
Property and equipment, net (Note 3)	51,669	63,113
Intangible assets, net	83,507	86,507

Total assets	204,375	207,044

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	187,554	167,228

Total current liabilities	187,554	167,228

Convertible Promissory Note	93,274	-

Total liabilities	280,828	167,228

Commitments (Notes 5 and 7)

Stockholders' equity (deficiency):
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,824,268 and 67,824,268 shares issued and outstanding as of
March 31, 2009 and December 31, 2008, respectively	67,823	67,823
Additional paid-in capital	3,605,843	3,597,625
Deficit accumulated during the development stage	(3,750,119)	(3,625,632)

Total stockholders' equity (deficiency)	(76,453)	39,816

Total liabilities and stockholders' equity (deficiency)	204,375	207,044

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Operations

	Three months ended March 31		Cumulative from Inception (May 22, 2002) to March 31 2009
	2009	2008
	$	$	$

Revenues	6,612	2,302	78,530

Costs and expenses :

Research and development	18,576	43,681	480,240
Sales and marketing	11,945	47,549	321,775
General and administrative*	98,977	145,747	3,038,090

Total operating expenses	129,498	236,977	3,840,105

Operating loss	(122,886)	(234,675)	(3,761,575)

Interest and other income (expenses), net	(1,601)	(925)	55,372

Loss before income tax	(124,487)	(235,600)	(3,706,203)
Income tax	-	7,200	43,916

Net loss	(124,487)	(242,800)	(3,750,119)

Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted average shares used in computing basic and diluted net
loss per common share	67,823,725	67,576,064	48,907,139

*	Includes $8,218, $2,334 and $1,072,420 in stock-based compensation to employees and non-employees for the three months periods ended March 31, 2009, and 2008 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2009 respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Cash Flows

			Cumulative from inception (May 22, 2002) to March 31 2009
	Three months ended March 31
	2009	2008
	$	$	$

Cash flows from oper ating activities:
Net loss	(124,487)	(242,800)	(3,750,119)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	14,445	12,121	130,594
Stock-based compensation	8,218	2,334	1,072,420

Changes in operating assets and liabilities:
Decrease (Increase) in Trade receivables	7,318	2,004	(1,485)
Decrease (Increase) in Prepaid expenses and other current assets	1,245	49,730	(5,609)
Increase (Decrease) in Accounts payable and accrued liabilities	20,326	(32,413)	187,554
Increase in Accrued severance pay	-	977	-

Net cash used in operating activities	(72,935)	(208,047)	(2,363,145)

Cash flows from investing activities:
Decrease (increase) in long term deposit	304	(1,599)	(4,520)
Decrease (Increase) in short term deposits	-	200,000	-
Purchase of property and equipment	-	(307)	(145,769)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	304	198,094	(270,289)

Cash flows from financing activities:
Increase in Convertible promissory note	93,274	-	93,274
Proceeds from issuance of common stock	-	-	2,836,286
Offering costs	-	-	(238,540)

Net cash provided by financing activities	93,274	-	2,691,020

Net (decrease) increase in cash and cash equivalents	20,643	(9,953)	57,586
Cash and cash equivalents at beginning of period	36,943	97,159	-

Cash and cash equivalents at end of period	57,586	87,206	57,586

Non-cash activities

Supplemental disclosures of cash flow information:

Cash paid for taxes	-	14,433

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2009

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, and has incurred losses of $3,750,119 from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Notes to the Consolidated Financial Statements as of March 31, 2009

Note 2 – Summary of Significant Accounting Policies (cont’d)

B.	Financial Statement Preparation (cont’d)

The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2008, are applied consistently in these financial statements.

D.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

E.	Recently Issued Accounting Standards

FSP FAS 107-1 and APB 28-1

In April 2009 the FASB issued FASB staff position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by Opinion 28 and are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company expects no impact on the Company’s consolidated results of operations or financial position resulting from the adoption of this FSP, and is currently evaluating the additional disclosure requirements of this FSP.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2009

Note 2 – Summary of Significant Accounting Policies (cont’d)

E.	Recently Issued Accounting Standards (Cont’d)

FSP FAS 157-4

In April 2009 the FASB issued FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of statement 157. The FSP is Effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement–to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly.

The Company is currently evaluating the impact that this FSP will have, if at all, on its consolidated financial statements and disclosures.

F.	Initial Adoption of New Accounting Standards

EITF 07-5

In June 2008, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock. The Consensus was reached on the following three issues:

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

The adoption of EITF 07-5 did not have any impact on the consolidated results of operations or financial position of the Company.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2009

Note 2 – Summary of Significant Accounting Policies (cont’d)

F.	Initial Adoption of New Accounting Standards (Cont’d)

SFAS No. 161

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have any impact on the consolidated results of operations or financial position of the Company.

Note 3 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	March 31 2009	December 31 2008
		$	$

Computer equipment	3	13,487	13,487
Production equipment	3	122,341	122,341
Furniture	7-15	7,924	7,924
Leasehold improvements	(*)	2,017	2,017

		145,769	145,769
Less - Accumulated depreciation and amortization		94,100	82,656

		51,669	63,113

(*) over the lease term

Depreciation expense for the three month period ended March 31, 2009 and 2008, and for the cumulative period from May 22, 2002 (date of inception), to March 31, 2009 were $11,445, $9,121, and $94,100, respectively.

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the three months periods ended March 31, 2009 and 2008 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2009 was $3,000, $3,000 and $36,494, respectively. The expected annual amortization expenses for each of the next five years are $12,000.

Effective as of January 1, 2009, the Company affected a transfer of all of its intellectual property, including patents and technology, to its wholly owned subsidiary, Acrosec Ltd, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by the company and Acrosec.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2009

Note 5 – Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the company’s advisory board. One of the consultants resigned during 2007. During the three month periods ended March 31, 2009, 2008 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2009 the consultants earned 33,332 shares, 33,332 shares and 1,164,411 shares respectively. 66,664 shares that were earned during the last six months period, have not yet been issued.

During the three months period ended March 31, 2009, 2008 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2009, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $2,334 and $1,006,207 respectively.

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

197,296 options became vested as of March 31, 2009 and 17,936 options shall vest at the end of the subsequent quarter, following March 31, 2009.

On April 28, 2008, the company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the company’s executives, at an exercise price of $0.075 per share. 750,000 of the options became vested as of March 31, 2009, and 150,000 of the options shall vest at the end of each subsequent quarter, following March 31, 2009, for a period of 7 quarters.

On April 28, 2008, the Company’s board of directors further approved the issuance of 147,665 shares of common stock to two of the Company’s directors at a price per share that is equal to the par value of the Company’s common stock and other valuable consideration.

On July 8, 2008, the company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the company to the trustee in trust for two of the company’s executives, at an exercise price of $0.06 per share. All 400,000 of the options became vested as of March 31, 2009.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2009

Note 6 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 4), whereby Prof. Keinan has agreed to provide consulting services for duration of three years which ended on February 1, 2009, at a monthly fee of $3,000. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of March 31, 2009, is $19,500 and is included at accounts payable. During the three months periods ended March 31, 2009 and 2008, the Company incurred $3,000 and $9,000, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 4).

During the three months periods ended March 31, 2009 and 2008, the Company incurred an expense of $34,771 and $32,238, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors. Starting from July 2008, the company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of March 31, 2009 is $77,200 and is included at accounts payable.

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

In February 2009, the Company received an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into its shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 11,659,250 shares of its common stock, at a price per share of $0.008. In addition, the Company issued BioTech Knowledge LLC a warrant to purchase its shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note.

Effective as of January 1, 2009, the Company entered into an Intellectual Property Assignment and Services Termination Agreement with its wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, the Company effected a transfer of all of its intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by the company and Acrosec. The services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services was terminated. The agreement effectively renders ACRO as a holding company.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2009

Note 7 – Commitments

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

Note 8 – Subsequent Event

In April, 2009, the Company signed a non-binding letter of intent (“LOI”) to acquire Xurity in an all-stock transaction. Xurity develops and provides advanced X-RAY detection systems. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, and the approval of the proposed acquisition by both companies’ boards of directors and raising funds.

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

General

We develop and market products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd., incorporated under the laws of the State of Israel. Our principal executive and head office is located at 37 Inbar Street, Caesarea, Israel.

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

On February 22, 2009, we closed a private placement for total gross proceeds of $93,274 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

In April, 2009, we signed a non-binding letter of intent (LOI) to acquire Xurity in an all-stock transaction. Xurity develops and provides advanced X-RAY detection systems. Completion of the proposed acquisition was subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, the approval of the proposed acquisition by both companies’ boards of directors and raising adequate financing.

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

As of March 31, 2009, we had not realized any significant revenues from operations and experienced losses of $3,750,119.

Employees

As of May 15, 2009, we do not have any employees. Our subsidiary, Acrosec Ltd., hired the services of Gadi Aner, who serves as our Chairman and our Interim Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer (66% time), Shai Markevitch, who serves as our Marketing and Sales Manager. Commencing February 2009, Mr. Markevitch provides his services, as a freelance consultant, and his fees are calculated based on sales.

Cash Requirements

Our cash requirement through March 31, 2010, is approximately $300,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device. We estimate our operating expenses and working capital requirements beginning March 31, 2009, and through March 31, 2010, to be as follows:

Estimated Expenses through March 31, 2010

Product Research and Development	$-

Sales and Marketing	$50,000

General and Administrative	$250,000

Capital Expenditures	$-

Tax Expenses	$-

Total	$300,000

At March 31, 2009, we had a deficit in working capital of $(122,875), out of which $107,200 are payable to directors, which agreed to defer their fees until further notice. We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $450,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations

Our Products

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

We see as our main product the “ACRO-SET” that includes both P.E.T. and N.E.T., and covers the total range of explosives detecting. Since the fourth quarter of 2007, we delivered samples of ACRO-SET to several distributors and potential clients in the USA, Europe and the Far-East. However, we have not yet had any significant sales, although we succeeded to sell few thousands of units until today

To date, evidence of the efficacy of ACRO-P.E.T. is derived from laboratory research and limited product sales. We had performed independent research at the laboratories of the Technion, Israel Institute of Technology, laboratory, which indicated that the ACRO-P.E.T. quickly and accurately detects TATP explosives. ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK five. Nevertheless, we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace. We plan to follow ACRO-P.E.T. and ACRO-N.E.T. with additional products that detect explosives.

Plan of Operation

        Our primary objectives over the 12 month period ending on March 31, 2010, are to manufacture and commercialize our product, called the ACRO – SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI. We started to use a new filling machine which will allow us much more effective production. Another main business objective is to expand our technology base by purchasing additional technologies.

        Furthermore, we plan to continue to develop our headquarters as our main research and development base in Israel, and to initiate international marketing and sales to reach a market worldwide.

        On October 28, 2007, our technology agreement with LSRI, a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI licensed the long-proven technology of IIBR’s explosives testing kit to Acro, for incorporation into our pen-like device. This allows our pen-like device to detect commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by us and royalties to be paid to LSRI. The device complements the ACRO-P.E.T., which detects peroxide-based explosives in improvised explosive devices.

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

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2009, we incurred a loss of $124,487, compared to a net loss of $242,800 for the comparative period in 2008.

During the three months ended March 31, 2009, we incurred $129,498 of operating expenses, comprised of $18,576 for research and development costs, $8,218 for stock-based compensation expenses, $11,945 for sales and marketing costs, $90,759 for general and administrative cost.

During the three months ended March 31, 2008, we incurred $236,977 of operating expenses, comprised of $43,681 for research and development costs, $2,334 for stock-based compensation expenses, $47,549 for sales and marketing costs, $143,413 for general and administrative cost.

As of March 31, 2009, we had deficit in working capital of $(122,874) out of which $107,200 are payable to directors, which agreed to defer their fees until further notice.

As of March 31, 2009, our Company had total assets of $204,375, which consisted of cash and equivalents of $57,586, fixed assets of $51,669, intangible assets of $83,507 and prepaid expenses and other current and non-current assets of $11,613.

From January 1, 2009 to March 31, 2009, we had no significant sales.

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

We have historically incurred losses, and from inception through March 31, 2009, we have incurred losses of $3,750,119. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Recent Private Placements

In February 2009, we received an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into our shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 11,650,250 shares of our common stock, at a price per share of $0.008. In addition, we issued BioTech Knowledge LLC a warrant to purchase our shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note.

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

Recently Issued Accounting Standards

FSP FAS 107-1 and APB 28-1

In April 2009 the FASB issued FASB staff position 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP applies to all financial instruments within the scope of Statement 107 held by publicly traded companies, as defined by Opinion 28 and are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The Company expects no impact on the Company’s consolidated results of operations or financial position resulting from the adoption of this FSP, and is currently evaluating the additional disclosure requirements of this FSP.

FSP FAS 157-4

In April 2009 the FASB issued FASB staff position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of statement 157. The FSP is Effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement–to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 157-4 provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly.

The Company is currently evaluating the impact that this FSP will have, if at all, on its consolidated financial statements and disclosures.

Initial Adoption of New Standards

EITF 07-5

In June 2008, the FASB Emerging Issues Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock. The Consensus was reached on the following three issues:

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

The adoption of EITF 07-5 did not have any impact on the consolidated results of operations or financial position of the Company.

SFAS No. 161

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The adoption of SFAS No. 161 did not have any impact on the consolidated results of operations or financial position of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, being March 31, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC. (Registrant) By: /s/ Gadi Aner —————————————— Gadi Aner President, Chief Executive Officer & Director Date: May 20, 2009	By: /s/ Gabby Klausner —————————————— Gabby Klausner Treasurer and Chief Financial Officer Date: May 20, 2009

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

Number	Description	Method of Filing

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

(10)	Material Contracts

10.1	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.2	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 30, 2009

10.3	Intellectual Property Assignment and Services Termination Agreement, dated March 29, 2009.	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 30, 2009

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith