Form 10-Q
period 2009-09-30
ACRO INC.
filed 2009-11-23
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, 67,824,268 shares of the registrant’s common stock were outstanding.

Table of Contents
ACRO INC.
(“The Company”)
INDEX

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements Consolidated Balance Sheets

	September 30 2009	December 31 2008
	$	$

Assets

Current assets:
Cash and cash equivalents	6,567	36,943
Trade receivables	-	8,803
Prepaid expenses and other current assets	13,057	6,854

Total current assets	19,624	52,600

Other non-current assets	5,037	4,824
Property and equipment, net (Note 3)	28,341	63,113
Intangible assets, net	77,507	86,507

Total assets	130,509	207,044

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	249,583	167,228

Total current liabilities	249,583	167,228

Convertible Promissory Note	113,274	-

Total liabilities	362,857	167,228

Commitments (Notes 5 and 7)

Stockholders' equity (deficiency):
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,824,268 and 67,824,268 shares issued and outstanding as of
September 30, 2009 and December 31, 2008, respectively	67,823	67,823
Additional paid-in capital	3,614,089	3,597,625
Deficit accumulated during the development stage	(3,914,260)	(3,625,632)

Total stockholders' equity (deficiency)	(232,348)	39,816

Total liabilities and stockholders' equity (deficiency)	130,509	207,044

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Operations

	Three months ended September 30		Nine months ended September 30		Cumulative From Inception (May 22, 2002) to September 30 2009
	2009	2008	2009	2008
	$	$	$	$	$

Revenues	6,901	31,546	20,886	49,161	92,804

Costs and expenses :

Research and development	16,638	27,533	49,334	121,414	510,998
Sales and marketing	5,349	58,628	21,892	172,704	331,722
General and administrative*	59,368	140,579	235,068	493,172	3,174,181

Total operating expenses	81,355	226,740	306,294	787,290	4,016,901

Operating loss	(74,454)	(195,194)	(285,408)	(738,129)	(3,924,097)

Interest and other income (expenses), net	(663)	(1,946)	(3,220)	(3,474)	53,753

Loss before income tax	(75,117)	(197,140)	(288,628)	(741,603)	(3,870,344)
Income tax	-	4,914	-	20,979	43,916

Net loss	(75,117)	(202,054)	(288,628)	(762,582)	(3,914,260)

Basic and diluted net loss per common
share	(0.00)	(0.00)	(0.00)	(0.01)	(0.08)

Weighted average shares used in
computing basic and diluted net loss per
common share	67,823,725	67,790,393	67,823,725	67,618,353	49,570,239

*	Includes $-, $17,188; $16,464, $45,265 and $1,080,666 in stock-based compensation to employees and non-employees for the three months periods ended September 30, 2009, and 2008; for the nine months periods ended September 30, 2009, and 2008 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2009 respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Nine months ended September 30		Cumulative From inception (May 22, 2002) to September 30 2009
	2009	2008
	$	$	$

Cash flows from operating activities:
Net loss	(288,628)	(762,582)	(3,914,260)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	43,772	36,665	159,921
Stock-based compensation	16,464	45,265	1,080,666

Changes in operating assets and liabilities:
Decrease (Increase) in Trade receivables	8,803	(3,942)	-
Decrease (Increase) in Prepaid expenses and other current assets	(6,203)	52,671	(13,057)
Increase (Decrease) in Accounts payable and accrued liabilities	82,355	(20,680)	249,583
Increase in Accrued severance pay	-	(3,146)	-

Net cash used in operating activities	(143,437)	(655,749)	(2,433,647)

Cash flows from investing activities:
Decrease (increase) in long term deposit	(213)	1,847	(5,037)
Decrease (Increase) in restricted cash	-	30,000	-
Decrease (Increase) in short term deposits	-	610,000	-
Purchase of property and equipment	-	(5,415)	(145,769)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	(213)	636,432	(270,806)

Cash flows from financing activities:
Increase in Convertible promissory note	113,274	-	113,274
Proceeds from issuance of common stock	-	-	2,836,286
Offering costs	-	-	(238,540)

Net cash provided by financing activities	113,274	-	2,711,020

Net (decrease) increase in cash and cash equivalents	(30,376)	(19,317)	6,567

Cash and cash equivalents at beginning of period	36,943	97,159	-

Cash and cash equivalents at end of period	6,567	77,842	6,567

Non-cash activities	-	-	-

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2009

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, and has incurred losses of $3,914,260 from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2009

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

E.	Initial Adoption of New Standards

ASC 855 (SFAS 165)

In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

F.	Recently Issued Accounting Standards

ASC 105 (SFAS 168)

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), and was officially launched on July 1, 2009, for the purpose of serving as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. In general, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2009

Note 3 – Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)	June 30 2009	December 31 2008
		$	$

Computer equipment	3	13,487	13,487
Production equipment	3	122,341	122,341
Furniture	7-15	7,924	7,924
Leasehold improvements	(*)	2,017	2,017

		145,769	145,769
Less - Accumulated depreciation		117,428	82,656

		28,341	63,113

(*) over the lease term

Depreciation expense for the three months and nine months periods ended September 30, 2009 and 2008, and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2009 were $11,778, $9,269, $34,772, $27,665, and $117,428 respectively.

Note 4 – Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the three months and nine months periods ended September 30, 2009 and 2008 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2009 were $3,000, $3,000, $9,000, $9,000 and $42,493, respectively. The expected annual amortization expenses for each of the next five years are $12,000.

Effective as of January 1, 2009, the Company affected a transfer of all of its intellectual property, including patents and technology, to its wholly owned subsidiary, Acrosec Ltd, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by the company and Acrosec.

Note 5 – Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the company’s advisory board. One of the consultants resigned during 2007. During the three and nine months periods ended September 30, 2009, 2008 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2009 the consultants earned 33,332, 99,996 shares, 33,332, 99,996 shares and 1,231,075 shares respectively. 133,328 shares that were earned during the last twelve month period, have not been issued yet.

During the three and nine months period ended September 30, 2009, 2008 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2009, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $1,000, $0, 5,000 and $1,006,207 respectively.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2009

Note 5 – Stock-Based Compensation (Cont’d)

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultants.

Under the agreements with the consultants they are entitled to earn up to an additional 13,848 shares of common stock for future services to be performed.

In August 2006, the Company entered into an agreement with a director for his services as a member of the Company’s Board of Directors. As compensation, the director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. Starting from July 2008, the director agreed that the Company may defer the payment of 100% of his quarterly fee until further notice. In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company’s board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. All 215,232 options became vested as of September 30, 2009

On April 28, 2008, the company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the company’s executives, at an exercise price of $0.075 per share. 1,050,000 of the options became vested as of September 30, 2009, and 150,000 of the options shall vest at the end of each subsequent quarter, following September 30, 2009, for a period of 5 quarters.

On April 28, 2008, the Company’s board of directors further approved the issuance of 147,665 shares of common stock to two of the Company’s directors at a price per share that is equal to the par value of the Company’s common stock and other valuable consideration.

On July 8, 2008, the company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the company to the trustee in trust for two of the company’s executives, at an exercise price of $0.06 per share. All 400,000 of the options became vested as of September 30, 2009.

Note 6 – Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 4), whereby Prof. Keinan has agreed to provide consulting services for duration of three years which ended on February 1, 2009, at a monthly fee of $3,000. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of September 30, 2009, is $19,500 and is included at accounts payable. During the three months periods ended September 30, 2009 and 2008, the Company incurred $0 and $9,000, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 4).

During the three months periods ended September 30, 2009 and 2008, the Company incurred an expense of $31,461 and $35,991, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors. Starting from July 2008, the company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of September 30, 2009 is $135,261 and is included at accounts payable.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Notes to the Consolidated Financial Statements as of September 30, 2009

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

As of September 30, 2009, the Company received an interest-free loan in the aggregate amount of $113,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into its shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 14,159,250 shares of its common stock, at a price per share of $0.008. In addition, the Company issued BioTech Knowledge LLC a warrant to purchase its shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note.

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

In April, 2009, the Company signed a non-binding letter of intent (“LOI”) to acquire Xurity in an all-stock transaction. Xurity develops advanced X-RAY detection systems. Completion of the proposed acquisition is subject to a number of conditions, including completion of definitive documentation on terms satisfactory to the parties, due diligence, and the approval of the proposed acquisition by both companies’ boards of directors and raising funds.

Note 8 – Subsequent Event

In October 2009 the Company received additional amount of $10,000 as an interest-free loan in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid after one year ended October 2010, unless earlier converted into its shares common stock or prepaid, according to terms of the note from February 2009.

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

On February 22, 2009, we closed a private placement for total gross proceeds of $93,274 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of September 30, 2009, we increase the gross proceeds for the private placement to total of $113,274, at the same terms and conditions. In October 2009 we increase further the gross proceeds for the private placement to total of $123,274 at the same terms and conditions.

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

As of September 30, 2009, we had not realized any significant revenues from operations and experienced losses of $3,914,260.

Employees

As of May 15, 2009, we do not have any employees. Our subsidiary, Acrosec Ltd., hired the services of Gadi Aner, who serves as our Chairman and our Interim Chief Executive Officer and Gabby Klausner, who serves as our Chief Financial Officer. Commencing September 2009, Ms. Klausner provides her services, as a freelance consultant.

Cash Requirements

Our cash requirement through September 30, 2010, is approximately $300,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device. We estimate our operating expenses and working capital requirements beginning September 30, 2009, and through September 30, 2010, to be as follows:

Estimated Expenses through June 30, 2010

Product Research and Development	$-

Sales and Marketing	$50,000

General and Administrative	$250,000

Capital Expenditures	$-

Tax Expenses	$-

Total	$300,000

At September 30, 2009, we had a deficit in working capital of $(229,959), out of which $167,000 are payable to directors, which agreed to defer their fees until further notice. We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $550,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations

Our Products

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

Plan of Operation

        Our primary objectives over the 12 month period ending on September 30, 2010, are to manufacture and commercialize our product, called the ACRO – SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI. We started to use a new filling machine which will allow us much more effective production. Another main business objective is to expand our technology base by purchasing additional technologies.

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

Financial Condition, Liquidity and Capital Resources

During the three months ended September 30, 2009, we incurred a loss of $79,117, compared to a net loss of $202,054 for the comparative period in 2008. During the nine months ended September 30, 2009, we incurred a loss of $288,628, compared to a net loss of $762,582 for the comparative period in 2008. During the nine months ended September 30, 2009, we incurred $306,294 of operating expenses, comprised of $49,334 for research and development costs, $16,464 for stock-based compensation expenses, $21,892 for sales and marketing costs, $218,604 for general and administrative cost.

During the nine months ended September 30, 2008, we incurred $787,290 of operating expenses, comprised of $121,414 for research and development costs, $45,265 for stock-based compensation expenses, $172,704 for sales and marketing costs, $447,907 for general and administrative cost.

As of September 30, 2009, we had deficit in working capital of $(229,959) out of which $167,000 are payable to directors, which agreed to defer their fees until further notice.

As of September 30, 2009, our Company had total assets of $130,509, which consisted of cash and equivalents of $6,567, fixed assets of $28,341, intangible assets of $77,507 and prepaid expenses and other current and non-current assets of $18,094.

From January 1, 2009 to September 30, 2009, we had no significant sales.

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

We have historically incurred losses, and from inception through September 30, 2009, we have incurred losses of $3,914,260. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Recent Private Placements

As of September 30 2009, we received an interest-free loan in the aggregate amount of $113,274 in the form of a convertible promissory note from BioTech Knowledge LLC, to be repaid on February 8, 2010, unless earlier converted into our shares common stock or prepaid, pursuant to the terms of the note. The note is convertible into up to 14,159,250 shares of our common stock, at a price per share of $0.008. In addition, we issued BioTech Knowledge LLC a warrant to purchase our shares of common stock, exercisable within three years following the conversion of the note, at the price per share of $0.016. The warrant is exercisable into amount of shares of common stock equal to the number of shares of common stock issued to BioTech Knowledge LLC following the conversion of the note. In October 2009, we received additional $10,000 as an increase of the interest-free loan, convertible to shares of our common stock.

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

Initial Adoption of New Standards
ASC 855 (SFAS 165)

In May 2009, the FASB issued ASC 855 (SFAS No. 165), “Subsequent Events”. ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the consolidated results of operations or financial position of the Company.

Recently Issued Accounting Standards
ASC 105 (SFAS 168)

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. ASC 105 establishes the “FASB Accounting Standards Codification” (“Codification”), and was officially launched on July 1, 2009, for the purpose of serving as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. In general, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements include the new Codification numbering system along with original references.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, being September 30, 2009, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC. (Registrant) By: /s/ Gadi Aner —————————————— Gadi Aner President, Chief Executive Officer & Director Date: November 23, 2009	/s/ Gabby Klausner —————————————— Gabby Klausner Treasurer and Chief Financial Officer Date: November 23, 2009

EXHIBIT INDEX

        Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

Number	Description	Method of Filing

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our
registration statement on Form SB-2 filed November
21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our
current report on Form 8-K filed March 17, 2005 and
March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.3 to our
	with the State of Nevada effective as of January 25,	annual report on Form 10-KSB filed March 28, 2007
2006.

3.4	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.4 to our
	with the State of Nevada effective as of October 25,	annual report on Form 10-KSB filed March 28, 2007
2006.

3.5	Certificate of Change Pursuant to NRS 78.209 filed	Incorporated by reference to Exhibit 3.5 to our
	with the State of Nevada effective as of October 30,	annual report on Form 10-KSB filed March 28, 2007
2006.

(10)	Material Contracts

10.1	Convertible Promissory Note between the Registrant	Incorporated by reference to Exhibit 10.1 to our
	and BioTech Knowledge LLC, dated February 22, 2009.	current report on Form 8-K filed February 23, 2009

10.2	Warrant between the Registrant and BioTech	Incorporated by reference to Exhibit 10.10 to our
	Knowledge LLC, dated February 22, 2009.	annual report on Form 10-K filed March 30, 2009

10.3	Intellectual Property Assignment and Services	Incorporated by reference to Exhibit 10.10 to our
	Termination Agreement, dated March 29, 2009.	annual report on Form 10-K filed March 30, 2009

(31)	Section 302 Certification

31.1	Rule 13a-14(a) Certification of Principal Executive	Filed herewith
Officer

31.2	Rule 13a-14(a) Certification of Principal Financial	Filed herewith
Officer.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer and	Filed herewith
Principal Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.