Form 10-K
period 2009-12-31
ACRO INC.
filed 2010-03-31
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 18 Halivne street, Timrat Israel (Address of Principal Executive Offices)	98-0377767 (IRS Employer Identification No.) 23840 (Zip Code)

+972-4-636-0297
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $678,242 (based on the average bid and asked price for the registrant’s common stock on June 30, 2009 on the OTC Bulletin Board of $0.01 per share).

At March 29, 2010, 67,824,268 shares of the registrant’s common stock were outstanding.

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

Unless otherwise indicated, all references to “we,” “us,” “our,” “Company” and “ACRO” means ACRO Inc.

Corporate Overview

We develop and market products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd. (Acrosec), incorporated under the laws of the State of Israel. Effective January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with our wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec. Concurrently, the services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services, was terminated. The Intellectual Property Assignment and Services Termination Agreement effectively render ACRO as a holding company.

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

On March 15, 2006, we consummated a second private placement, pursuant to which, we issued to certain investors 2,376,000 shares of common stock, together with warrants to purchase 2,376,000 shares of common stock at an exercise price of $ 0.75 per share, exercisable until March 15, 2008, in consideration of an aggregate gross proceeds of $1,188,000, less transaction cost of $ 99,031.

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

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible into up to 11,659,250 shares of our  common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of March 15, 2010, and pursuant to the conversion in full of the note, BioTech Knowledge LLC is our largest stockholder, holding approximately 30.91% of our common stock.

On March 15, 2010, we closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000.  Each unit is comprised two shares of our common stock and one warrant to purchase one share of our common stock at the price per share of $0.025, exercisable within twelve months from March 15, 2010. In connection with this private placement, we issued the finder a warrant to purchase 40,000 shares of our common stock at a price per share of $0.025, exercisable within twelve months of the closing date.

During year 2009 and until March 31, 2010, we received from BioTech Knowledge LLC additional interest-free loan in the aggregate amount of $40,000 in the form of a convertible promissory note, convertible into up to 5,000,000 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years

As of December 31, 2009, we had not realized any significant revenues from operations and experienced accumulated losses of $3,949,928.

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

In addition, we developed the ACRO-N.E.T. (Nitride Explosives Tester), which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2007, with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK. The ETK is capable of identifying the full range of well known types of military and commercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This new device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T.; however, it uses different solutions and detects different explosives. We also signed several agreements with LSRI pursuant to which we may distribute the ETK and ETK 5, exclusively, in several countries. The ETK’s kits complete our products.

The ACRO-SET is a sensitive, rapid and reliable kit for field detection and identification of trace explosives. Weighing about one-quarter of a pound, this kit contains the ACRO-PET, which detects improvised explosives such as TATP, and the ACRO-NET, which detects the entire range of the nitro explosives including all conventional explosives, the improvised ammonium nitrate, ANFO, and urea nitrate. Conveniently packed in a belt pouch, the Acro-SET is, in effect, a portable, inexpensive micro-laboratory for identification of all explosives by any law enforcement personnel.

Since the fourth quarter of 2007, we delivered samples of ACRO-SET to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia. During 2009, we had sales in the aggregate amount of $73,358.

To date, evidence of the efficiency of ACRO-P.E.T. is derived from laboratory research and limited product sales. We had performed independent research at the Technion, Israel Institute of Technology, laboratory, which indicated that the ACRO-P.E.T. quickly and accurately detects TATP explosives. ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK Nevertheless, we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace. During 2008, we developed a new product called “TATP Simulant”. The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and hexamethylene triperoxide diamine (HMTD). We delivered samples of the TATP Simulant to several clients, but at this early stage we cannot estimate the commercial value of this product, if any.

During 2008, we developed a product called “TATP Simulant”. The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and HMTD. We delivered samples of TATP Simulant to several clients, but at this early stage we cannot estimate the commercial value of this product, if any.

During 2009, we developed the ACRO-CH.E.T. (Chlorates Explosives Tester) which detects chlorate based explosives traces and the ACRO-U.E.T (Urea nitrate Explosives Tester) which detects the presence urea nitrate traces. Both products have low false positive and negative alarm rates. Our new product, ACRO U.E.T is based on a technology of detection and diagnostic characterization of the improvised explosive urea nitrate, and other explosives that contain the uronium cation developed by Prof. Yossi Almog, licensed to us under an agreement dated November 25, 2009, with Yissum Research Development Company of the Hebrew University.

During the first quarter of 2010, we completed the development, Acro-ANET, a specific tester and a trace-detector of ammonium nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer and are the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices.

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

The three overall methods of explosives detection in use today are as follows:

(a)	Manual – searching by hand and/or with the use of specially-trained dogs. This practice involves obvious risks.

(b)	Bulk Detection – attempting to detect macroscopic mass on the basis of characteristic-specific gravity using X-ray or CT techniques.

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

Manufacturing

We engage subcontractors for the manufacture of the plastic parts of our products.  We have no long-term supply agreement with our sole supplier and manufacturer, and cannot assure you that we will be able to obtain such components on a timely basis or at acceptable prices. If we are unable to obtain our products at acceptable prices and on a timely basis, we may not be able to meet the demand for our products, which would adversely affect our production capability, our reputation and results of operations.

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

On November 2008, we submitted a new US patent application number 11926194 with the subject: “Apparatus for Identifying Explosive Materials” in order to protect our containing device of the ACRO-PET, ACRO-NET, ACRO UET, ACRO CHET and ACRO ANET. The patent is still classified as “Pending”.

In addition, pursuant to our agreement with LSRI, we have obtained a license allowing us to incorporate the long-proven technology of IIBR’s explosives testing kit into our pen-like device.  This will enable our pen-like device to detect commercial and military explosives.

Furthermore, pursuant to our agreement with Yissum, dated November 25, 2009, we have obtained a license allowing us to commercial developing and marketing the technology of detecting Uronium salts traces. This enabled us developing our new product, the ACRO U.E.T.

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

During the twelve months ended December 31, 2009, we have invested a total of $65,167 in research and development activities compared to $142,247 invested for the comparative period in 2008.  Most of the research and development activity was done by consultants and subcontractors.

Government Approvals

Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations. We are in the process of getting regulatory approvals, and are working with the regulators and other government agencies in other jurisdictions, to insure that our products meet their specific requirements.

Employees

As of March 15, 2010, we do not have any employees. Our subsidiary, Acrosec, hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer. Commencing September 2009, Ms. Klausner provides her services as a freelance consultant.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In February 20, 2007, we have signed a lease agreement for our headquarters at 37 Inbar St., Caesarea, Israel. Our lease commitment expired at the end of June 2009 and we did not renew the agreement. We are currently using the premises of our CEO, Gadi Aner, at 18 Halivne street, Timrat 23840, Israel, on a rent free basis. There is no written lease agreement or other written contract for the space use.

Item 3.  Legal Proceedings

We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any proceeding being contemplated by a governmental authority.

PART II

Item 4. Market for Common Equity, Related Stockholder Transactions and Small Business Issuer Purchases of Equity Securities.

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

The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter since January 1, 2007. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock as reported by the OTCBB on March 15, 2010, was $0.07 per share.

	2008		2009
	High	High	High	Low
1st Quarter	0.10	0.05	0.04	0.01
2nd Quarter	0.10	0.05	0.01	0.01
3rd Quarter	0.07	0.02	0.04	0.01
4th Quarter	0.05	0.01	0.04	0.01

Outstanding Shares and Shareholders of Record

As of March 15, 2010, there were 67,824,268 shares of our common stock issued and outstanding.  These shares were held by approximately Thirty (30) shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Through the December 31, 2009, we authorized the issuance of options to our directors and officers to acquire in the aggregate of 2,415,232 shares of our common stock. For more information, see Item. 11 entitled “Executive Compensation.”

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

In May 2006, we appointed Prof. Richard A. Lerner as an additional member of our advisory board. Prof. Lerner will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2009, Prof. Lerner was entitled to receive 200,000 shares of our common stock with a total fair market value of $6,000, of which 152,828 shares were issued as of December 31, 2009. Additional 47,172] shares which were earned during the nine months ended June 30, 2009, were not yet issued.

In September 2006, we appointed Prof. K. Barry Sharpless to serve on our advisory board. Prof. Sharpless will receive a grant of 16,666 shares of common stock for each quarter of service on our advisory board, not to exceed a total of 200,000 shares. As of December 31, 2009, Prof. Sharpless was entitled to receive 200,000 shares of our common stock with a total fair market value of $6,000, of which 133,328 shares were issued as of December 31, 2009.  Additional 66,672 shares which were earned during the twelve months ended September 30, 2009, were not yet issued.

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

On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 600,000 of the options became vested on December 31, 2008, and 150,000 of the options shall vest at the end of each subsequent quarter, for a period of 2 years. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock. As of December 31, 2009, all options are fully vested .

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

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of March 15, 2010, and the note was converted in full into 11,659,250 shares of our common stock. During year 2009 and until March 31, 2010, we received another interest-free loan from BioTech Knowledge LLC in the amount of $40,000, convertible to up to 5,000,000 shares of common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

On March 15, 2010, we closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000.  Each unit is comprised two shares of our common stock and one warrant to purchase one share of our common stock at the price per share of $0.025, exercisable within twelve months March 15, 2011. In connection with this private placement, we issued the finder a warrant to purchase 40,000 shares of our common stock at a price per share of $0.025, exercisable within twelve months of the closing date.

BioTech Knowledge LLC is our largest stockholder holding approximately 30.91% of our common stock.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11 for information regarding securities authorized for issuance under our equity compensation plans.

Item 5. Selected Financial Data

Not applicable.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations.

Going Concern

The continuation of our business is dependent upon our raising additional financial support or on our ability to create significant sales of our commercial products. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We have historically incurred losses, and from inception through December 31, 2009, we have incurred losses of $3,949,928. Because of these historical losses, we will require additional working capital to develop our business operations.

         There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow for operations; or (ii) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and from the last private placement are insufficient to meet our ongoing capital requirements, we will have to raise additional working capital by means of private placements, public offerings and/or bank financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, we may not increase our operations and, if we are unable to raise additional funds, we may cease operations.

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

On March 15, 2010, we closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000.  Each unit is comprised two shares of our common stock and one warrant to purchase one share of our common stock at the price per share of $0.025, exercisable within twelve months from closing date (i.e. March 15, 2011). In connection with this private placement, we issued the finder a warrant to purchase 40,000 shares of our common stock at a price per share of $0.025, exercisable within twelve months of the closing date.

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

Financial Condition, Liquidity and Capital Resources

During the twelve months ended December 31, 2009, we incurred a loss of $324,296, comparable to a net loss of $896,201 for the comparative period in 2008.

During the twelve months ended December 31, 2009, we incurred $405,608 of operating expenses, comprised primarily of $65,167 for research and development costs, $19,045 for stock-based compensation expenses, $14,520 for sales and marketing costs, $306,876 for general and administrative cost.

During the twelve months ended December 31, 2008, we incurred $947,970 of operating expenses, comprised primarily of $142,247 for research and development costs, $63,545 for stock-based compensation expenses, 203,463 for sales and marketing costs, $538,715 for general and administrative cost.

At December 31, 2009, we had a deficit in working capital of $247,985.

At December 31, 2009, our company had total assets of $144,327, which consisted mainly of cash and equivalents of $25,812, fixed assets of $28,555, intangible assets of $74,507 and prepaid expenses and other current and non-current assets of $15,452.

At December 31, 2009, our company’s total liabilities were $409,762.

During the twelve months ended December 31, 2009, we had revenues of $73,358. From inception through December 31, 2009 we had revenues of $145,276.

Results of Operations

In the fiscal year ended December 31, 2009, we generated revenues of $73,358 and incurred a loss of $324,296 during that period.

Off-Balance Sheet Arrangements

None

Plan of Operation

Our primary objectives over the 12 month period ending on December 31, 2010, are to manufacture and commercialize our products: ACRO - SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI. ACRO UET, ACRO CHET and ACRO ANET, We also continue our efforts to sell the ETK kit and the MINI ETK. Another main business objective is to expand our technology base by purchasing additional technologies.

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

On November 25, 2009, we entered into a technology agreement with Yissum Research Development Company of the Hebrew University ("Yissum"). Under the terms of the agreement, Yissum licensed us the technology of detecting Uronium salts traces. This enabled us developing our new product, the ACRO U.E.T. which is based on a technology of detection and diagnostic characterization of the improvised explosive urea nitrate, and other explosives that contain the uronium cation developed by Prof. Yossi Almog.

 Cash Requirements

Our cash requirement for the next 12 months is approximately $300,000. We estimate our operating expenses and working capital requirements at our current minimal activity phase, for fiscal year 2009 to be as follows:

Estimated Expenses to December 31, 2010

Product Research and Development	$-
Sales and Marketing	$50,000
General and Administrative	$250,000
Capital Expenditures	$-
Tax Expenses	$-
Total	$300,000

At December 31, 2009, we had a deficit in working capital of $247,985 out of which $193,882 are payable to directors, which agreed to defer their fees until further notice.

During year 2009 and until March 31, 2010, we received an interest free loan in the aggregate amount of $40,000 from Bio Tech Knowledge LLC, convertible to up to 5,000,000 shares of common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $150,000 to keep activating our business for the next twelve-month period (considering the assumption that in such minimal activity volume, directors will continue to defer their fees).  In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

The ACRO-SET is a sensitive, rapid and reliable kit for field detection and identification of trace explosives. Weighing about one-quarter of a pound, this kit contains the ACRO-PET, which detects improvised explosives such as TATP, and the ACRO-NET, which detects the entire range of the nitro explosives including all conventional explosives, the improvised ammonium nitrate, ANFO, and urea nitrate. Conveniently packed in a belt pouch, the Acro-SET is, in effect, a portable, inexpensive micro-laboratory for identification of all explosives by any law enforcement personnel.

During 2008, we developed a product called “TATP Simulant”. The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and HMTD. We delivered samples of TATP Simulant to several clients, but at this early stage we cannot estimate the commercial value of this product, if any.

During 2009, we developed the ACRO-CH.E.T. (Chlorates Explosives Tester) which detects chlorate based explosives traces and the ACRO-U.E.T (Urea nitrate Explosives Tester) which detects urea nitrate traces. Both products have low false positive and negative alarm rates. Our new product, ACRO U.E.T is based on a technology of detection and diagnostic characterization of the improvised explosive urea nitrate, and other explosives that contain the uronium cation developed by Prof. Yossi Almog, licensed to us under an agreement dated November 25, 2009, with Yissum Research Development Company of the Hebrew University.

During the first quarter of 2010, we completed the development, Acro-ANET, a specific tester and a trace-detector of ammonium nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer, and are the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 7. Financial Statements and Supplementary Data

Our, and our subsidiary’s consolidated financial statements beginning on pages F-1 through F-16, as set forth in the following index, are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ACRO Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of ACRO Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statement of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009, and for the period from May 22, 2002 (date of incorporation) to December 31, 2009. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2007 and for the period May 22, 2002 (date of incorporation) through December 31, 2007, were audited by other auditors whose reports, dated March 13, 2008, expressed an unqualified opinion and included an explanatory paragraph concerning an uncertainty about the Company’s ability to continue as a going concern. The financial statements for the period May 22, 2002 (date of inception) through December 31, 2007 reflect total revenues and net loss of $14,914 and $2,729,431, respectively, of the related totals.  The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of ACRO Inc. and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended and for the period from May 22, 2002 (date of incorporation) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development stage company engaged in development of products for the detection of military and commercial explosives for the homeland security market.  As discussed in Note 1 to the financial statements, the Company’s operating losses since inception to December 31, 2009, raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel
March 29, 2010

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Consolidated Balance Sheets

	December 31	December 31
	2009	2008
	$	$
Assets

Current assets:
Cash and cash equivalents	25,812	36,943
Trade receivables (Note 3)	3,359	8,803
Prepaid expenses and other current assets	9,332	6,854

Total current assets	38,503	52,600

Other non-current assets	2,762	4,824
Property and equipment, net (Note 4)	28,555	63,113
Intangible assets, net	74,507	86,507

Total assets	144,327	207,044

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Shot term bank credit	795	-
Accounts payable and accrued liabilities	285,693	167,228

Total current liabilities	286,488	167,228

Convertible Promissory Note	123,274	-

Total liabilities	409,762	167,228

Commitments (Notes 8 and 10)

Stockholders’ equity (Deficiency):
Common stock; $0.001 par value; 700,000,000 shares authorized; and 67,824,268 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	67,823	67,823
Additional paid-in capital	3,616,670	3,597,625
Deficit accumulated during the development stage	(3,949,928)	(3,625,632)

Total stockholders’ equity (Deficiency):	(265,435)	39,816

Total liabilities and stockholders’ equity	144,327	207,044

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Consolidated Statements of Operations

			Cumulative
			from inception
			(May 22, 2002)
	Year ended December 31		to December 31
	2009	2008	2009
	$	$	$

Revenues	73,358	57,004	145,276

Costs and expenses :
Research and development	65,167	142,247	526,831
Sales and marketing	14,520	203,463	324,350
General and administrative *	325,921	602,260	3,240,923

Total operating expenses	405,608	947,970	4,092,104

Operating loss	(332,250)	(890,966)	(3,946,828)
Interest income, net	7,954	2,105	64,927
Loss before income taxes	(324,296)	(888,861)	(3,881,901)
Income tax expense	-	7,340	43,916

Net loss	(324,296)	(896,201)	(3,949,928)

Basic and diluted net loss per common share	(0.00)	(0.01)	(0.08)

Weighted average number of shares used in computing
basic and diluted net loss per common share	67,824,268	67,719,443	50,778,384

*
Includes $19,045, $63,545 and $1,083,247 in stock-based compensation to employees and non-employees for the years ended December 31, 2009, 2008 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2009 respectively.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Statement of Stockholders’ Equity

			Additional		Total
	Common stock		paid-in	Deficit	stockholders’
	Shares	Amount	Capital	accumulated	equity (deficit)
		$	$	$	$
Balance as at December 31, 2007	67,543,275	67,543	3,534,360	(2,729,431)	872,472
Issuance of common stock on January 22, 2008	33,332	33	(33)	-	-
Issuance of common stock on April 27, 2008	180,997	181	(181)	-	-
Issuance of common stock on July 14, 2008	33,332	33	(33)	-	-
Issuance of common stock on October 29, 2008	33,332	33	(33)	-	-
Stock-based compensation to employees and non-employees	-	-	63,545	-	63,545
Net loss for the year	-	-	-	(896,201)	(896,201)
Balance as at December 31, 2008	67,824,268	67,823	3,597,625	(3,625,632)	39,816
Stock-based compensation to employees and non-employees	-	-	19,045	-	19,045
Net loss for the year	-	-	-	(324,296)	(324,296)
Balance as at December 31, 2009	67,824,268	67,823	3,616,670	(3,949,928)	(265,435)

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Consolidated Statements of Cash Flows

			Cumulative
			from inception
			(May 22, 2002)
	Year ended December 31		to December 31
	2009	2008	2009
	$	$	$
Cash flows from operating activities:
Net loss	(324,296)	(896,201)	(3,949,928)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	46,557	49,018	162,707
Stock-based compensation	19,045	63,545	1,083,247

Changes in operating assets and liabilities:
Trade receivables	5,444	(4,177)	(3,359)
Prepaid expenses and other current assets	(2,478)	63,307	(9,332)
Accounts payable and accrued liabilities	118,466	(13,480)	285,693
Accrued severance pay	-	(3,146)	-

Net cash used in operating activities	(137,262)	(741,134)	(2,427,472)

Cash flows from investing activities:
Decrease (increase) in long term deposit	2,062	5,855	(2,762)
Decrease in restricted cash	-	30,000	-
Increase in short term deposits	-	650,000	-
Purchase of property and equipment	-	(4,937)	(145,769)
Purchase of intangible assets	-	-	(120,000)

Net cash provided by (used) in investing activities	2,062	680,918	(268,531)

Cash flows from financing activities:
Decrease in short term bank-credit	795	-	795
Convertible Promissory Note	123,274		123,274
Proceeds from issuance of common stock	-	-	2,836,286
Offering costs	-	-	(238,540)

Net cash provided by financing activities	124,069	-	2,721,815

Net (decrease) increase in cash and cash equivalents	(11,131)	(60,216)	25,812

Cash and cash equivalents at beginning of period	36,943	97,159	-

Cash and cash equivalents at end of period	25,812	36,943	25,812

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-

Cash paid for taxes	-	-	-

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 1 - Business

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

Since its inception, the Company has no significant revenues and in accordance with ASC 915 codified from Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

B.           Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of $3,949,928 from operations since its inception.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements.  Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the event that we do not generate revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to scale down or perhaps even cease our operations.

Note 2 - Summary of Significant Accounting Policies

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 3 - Prepaid Expenses and Other Current Assets

	December 31	December 31
	2009	2008
	$	$

Value-added tax receivable	3,414	1,429
Prepaid expenses	5,918	5,425
	9,332	6,854

Note 4 - Property and Equipment

Property and equipment consist of the following:

	Estimated
	useful life	December 31	December 31
	(years)	2009	2008
		$	$

Computer equipment	3	13,487	13,487
Production equipment	3	122,341	122,341
Furniture	7-15	7,924	7,924
Leasehold improvements	(*)	2,017	2,017
		145,769	145,769
Less - Accumulated depreciation and amortization		117,214	82,656
		28,555	63,113

(*) over the lease term

Depreciation expense for the year ended December 31, 2009 and 2008 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2009, was $34,557, $37,018 and $117,214, respectively.

Note 5 - Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the years ended December 31, 2009 and 2008 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2009 was $12,000, $12,000 and $45,493, respectively. The expected annual amortization expenses for each of the next four years are $12,000.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 6 - Income Taxes

A.           Income Taxes

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary, which was formed in March 2006, in accordance with local tax laws. In 2009 and 2008, income (loss) before income taxes of the Israeli subsidiary is $(261,914) and $65,335 respectively, and the loss before income taxes for the Company in the US is $34,274 and $954,198 respectively. The regular corporate tax rate in Israel for 2009 is 26%. The Israeli corporate tax rates for 2008 and thereafter are as follows: 2009 - 26%, and for 2010 - 25%, 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20%, 2016 and thereafter – 18% The applicable statutory tax rate for the Company in the US is 34%.

Loss from continuing operations, before income taxes, consists of the following:

	December 31	December 31
	2009	2008
	$	$

United States	(34,274)	(954,198)
Israel	(261,914)	65,335
	(296,188)	(888,863)

B.           Deferred Tax

The components of the deferred tax assets are as follows:

	December 31	December 31
	2008	2007
	$	$

Deferred tax assets:
Net operating loss carry forwards	1,286,057	1,206,307
Valuation allowance	(1,286,057)	(1,206,307)

Net deferred tax assets	-	-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $1,502,495 and $1,206,307 respectively. The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $79,750 and $324,009, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers projected taxable income and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.  Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 6 - Income Taxes (Cont’d)

As of December 31, 2009, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3,844,151, after the consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal Revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

C.           Reconciliation of Income Tax Expense:

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31
	2009	2008
	$	$

Loss before income taxes as per the income statement	(296,188)	(888,863)

Tax calculated according to the statutory tax rate of 34%	(100,704)	(302,213)

Increase (decrease) in income tax resulting from:
Non-deductible expenses	-	4,870
Change in valuation allowance	79,750	324,009
Foreign tax rate differential	23,695	(4,573)
Exchange rate differences	(2,741)	(14,753)
Total income tax expense	-	7,340

The income tax payable as of December 31, 2009 and 2008 was $9,880 and $29,954 respectively.

D.           Accounting for Uncertainty in Income Taxes

The Company and its subsidiary adopted FIN 48 as of January 1, 2007, but the adoption had no effect on the financial statements.

As of January 1, 2009 and for the 12 months ended December 31, 2009, the Company and its subsidiary did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company and its subsidiary’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 7 – Stock Transactions

On March 15, 2010, the Company closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000.  Each unit is comprised one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price per share of $0.025, exercisable within twelve months from closing date (i.e. March 15, 2011). In connection with this private placement, the Company issued the finder a warrant to purchase 40,000 shares of the Company’s common stock at a price per share of $0.025, exercisable within twelve months of the closing date.

During year 2009 and until March 31, 2010, the Company received an interest free loan in the amount of $40,000 from Bio Tech Knowledge LLC, convertible to up to 5,000,000 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years.

On February 22, 2009, the Company received an interest free loan in the amount of $93,274 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of our common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. As of March 15, 2010, the note was converted in full into11,659,250 shares of our common stock.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 7 – Stock Transactions (Cont’d)

On October 30, 2006, the Company affected a 2:1 stock split. As a result, the authorized capital was changed from 350,000,000 to 700,000,000 shares of common stock. The stock split did not vary the aggregate par value of the common stock. All stock figures and per share data have been retroactively restated to reflect the stock split.

Note 8 - Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the Company’s advisory board. One of the consultants resigned during 2007. During the years ended December 31, 2009, 2008 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2009, the consultants earned 80,512 shares, 133,328 shares and 1,264,407 shares respectively. 113,844 shares that were earned during the last four quarters, have not yet been issued. During the year ended December 31, 2009, 2008 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2009, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $5,550 and $1,006,207 respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultants.
Under the agreements with the consultants they are not entitled to earn any more shares of common stock for future services to be performed.

In August 2006, the Company entered into an agreement with a director for his services as a member of the Company’s Board of Directors. As compensation, the director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. Starting from July 2008, the director agreed that the Company may defer the payment of 100% of his quarterly fee until further notice. In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company’s board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. All options became vested as of December 31, 2009.

On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 900,000 of the options became vested as of December 31, 2009, 450,000 options were expired and cancelled and 150,000 of the options shall vest at the end of each subsequent quarter, following December 31, 2009, for a period of 3 more quarters. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock (as described above).

On April 28, 2008, the Company’s board of directors further approved the issuance of 147,665 shares of common stock to two of the Company’s directors at a price per share that is equal to the par value of the Company’s common stock and other valuable consideration.

On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All options became vested as of December 31, 2009.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 9 - Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 5), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The agreement period was ended at February 1, 2009. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of December 31, 2009, is $19,500  and is included at accounts payable. During the year ended December 31, 2009 and 2008, the Company incurred $3,000 and $36,046, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 5).

During the year ended December 31, 2009 and 2008, the Company incurred an expense of $126,720 and $128,011, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors. Starting from October 2008, the Company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice

The total amount of the deferred payment as of December 31, 2009, is $158,400 and is included at accounts payable.

On April 28, 2008, the Company’s board of directors approved the issuance of 147,665 shares of common stock to two of the Company’s directors. The Company’s board of directors further approved that future payments to Biotech Knowledge LLC, to M.G.-Net Ltd., a company wholly owned by the Company’s CEO and chairman of the board and his wife and to Mr. Dan Elnathan, one of our directors, shall be paid based on a minimum exchange rate of $1=4 New Israeli Shekels.

Note 10 – Commitments

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 11 – Subsequent Event

During year 2009 and until March 31, 2010, the Company received an interest free loan in the amount of $40,000 from Bio Tech Knowledge LLC, convertible to up to 5,000,000 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years.

On March 15, 2010, the Company closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000.  Each unit is comprised two shares of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price per share of $0.025, exercisable within twelve months from closing date (i.e. March 15, 2011). In connection with this private placement, the Company issued the finder a warrant to purchase 40,000 shares of the Company’s common stock at a price per share of $0.025, exercisable within twelve months of the closing date.

The Company has successfully completed the development of its new product, Acro-ANET, a specific tester and a trace-detector of Ammonium Nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer. It is the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices.

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

Item 8A(T). Controls and Procedures

(a)          Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)          Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework for Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2009.

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

(c)          There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers, their ages, positions held and duration each person has held that position, as of March 15, 2010.

Name	Age	Position	Date First Elected or Appointed

Gadi Aner	56	Chief Executive Officer and Chairman	March 15, 2006
Prof. Ehud Keinan	62	Director	March 15, 2006
Dan Elnathan(1)	55	Director	March 15, 2006
Gabby Klausner (2)	39	Treasurer and Chief Financial Officer	June 1, 2007
________________________________
(1) Sole member of the Audit Committee.
(2) Commencing February 2009, Ms. Klausner provides her services, as a freelance consultant.

Significant Employees

As of March 15, 2010, we do not have any employees.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange   Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Promoters and control persons.

None.

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

            To the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner. Code of Ethics

Code of Ethics

Effective March 23, 2005, our Company’s board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to all of our Company’s officers, directors and employees. Our Code of Business Conduct and Ethics and Compliance Program was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: ACRO Inc., P.O. Box 100, Caesarea, Israel.

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

  Audit Committee Financial Expert

Our board of directors determined that Mr. Dan Elnathan qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K. Mr. Dan Elnathan is an “independent director” as defined in Rule 5605(a)(2) of the Rules of National Association of Securities Dealers and the requirements of rule 10A-3(b)1 of the Exchange Act of 1934.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Gadi Aner	2009	-	-	-	-	-	126,720	(1)	25,820	(1)	152,540
Chief Executive Officer and Chairman	2008	-	-	-	15,700	-	31,680	(1)	117,969	(1)	172,101

Gabby Klausner(2)	2009	36,507			-				5,246	(2)	89,232
Chief Financial Officer	2008	77,164			2,963				-		89,232

(1)
Earned by M.G-Net Ltd., a private company wholly-owned by Gadi Aner, for his services as Chairman of the Board and Chief Executive Officer.  An amount of $158,400 is deferred, since starting from October 2008, Mr. Aner agreed to defer the payment of 100% of his monthly fee until further notice.
In the years ended 2009 and 2008, the compensation to Mr. Aner, included car maintenance expenses of $25,820 and $21,637, respectively.

(2)	In August 2009 $6,019 were paid as vacation at end of employment. Started September 2009 Ms. Klausner acted as a freelanced CFO. $5,246 were paid as consultants fees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards for the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS	STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Gadi Aner, Chief Executive Officer and Chairman	600,000	300,000	-	0.075	April 28, 2016

Gabby Klausner,	3,000,000	150,000	-	0.075	April 28, 2016
Chief Financial Officer	200,000	-	-	0.06	July 8, 2016

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

Compensation of Directors

               The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2009:

Director Compensation
Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Elnathan	12,000	(2)	-	2,128	-	-		14,128
Prof. Ehud Keinan	3,000	(2)	-	-	-	-		3,000

(1) The compensation of Gadi Aner, our Chief Executive Officer and Chairman, is fully reflected in the Summary Compensation Table above.
(2)  The earned fees were deferred until further notice

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2009.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights. (a)		Weighted average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	Not Applicable		Not Applicable	Not Applicable
Equity compensation plans not approved by security holders	1,765,232	(1)	$0.067	2,234,768	(2)

(1)
As of December 31, 2009, the following options have been issued and outstanding pursuant to an equity compensation plan: (i) an option to purchase 900,000 shares of common stock granted to Gadi Aner, an option to purchase 450,000 shares of common stock granted to Gabby Klausner, each with an exercise price of $0.075 per share pursuant to the approval of the Company’s board of directors dated April 28, 2008;  (ii) an option to purchase 215,232 shares of common stock granted to Dan Elnathan with an exercise price of $0.001 per share pursuant to the approval of the Company’s board of directors dated April 28, 2008; (iii) an option to purchase 200,000 shares of common stock granted to Gabby Klausner with an exercise price of $0.06 per share pursuant to the approval of the Company’s board of directors dated July 8, 2008.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of March 15, 2010, by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 15, 2010.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)

Common Stock	Prof. Ehud Keinan	37,624,744	(3)		55.5%
	10550 North Torrey
	Pines Road
	MB-20, La Jolla
	CA 92037
Common Stock	Gadi Aner	5,955,686	(4)	(4)	8.78%
	P.O. Box 18
	Timrat, 23840
	Israel
Common Stock	Zeev Bronfeld	5,999,994			8.85%
	6 Ori Street
	Tel Aviv, 65654
	Israel
Common Stock	Dan Elnathan	215,232			0.3%
	45 Nof Harim St., Mevaseret
	Zion, 90805 Israel
Common Stock	Gabby Klausner	500,000			0.7%
	33 Hachatzavim St.
	Ramat Yishay
	POB 2173, Israel
Common Stock	Directors and Officers (as	38,954,066			57.43%
	a group) (4 persons)

 (1) Regulations under the Exchange Act, defines a beneficial owner of a security as: (a) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares; (b) any person who, directly or indirectly, create or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2010.

(2) Based upon 67,824,268 issued and outstanding shares of common stock as of March 15, 2010.

 (3) Including 20,966,494 shares registered under BioTech Knowledge LLC, which is wholly-owned by Prof. Ehud Keinan.

(4) Including 2,800,000 shares registered under M.G-NET LTD., which is wholly-owned by Mr. Gadi Aner and his wife.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In February 2008, our board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of common stock of the Company, for allocation to employees, directors and consultants under the plan. Information regarding the grant of options under the share option plan to our directors and officers is described above in Item. 10 entitled “Executive Compensation.” We have issued, and will issue, shares of our common stock to the members of our advisory board for their service as advisory board members. See “– Recent Sales of Unregistered Securities.”

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

Transactions with our Controlling Shareholder

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of March 15, 2010, and the note was converted in full into 11,659,250 shares of our common stock. BioTech Knowledge LLC is our largest stockholder, holding approximately 30.91% of our common stock.

During year 2009 and until March 31, 2010, we received another interest-free loan from BioTech Knowledge LLC in the amount of $40,000, convertible to up to 5,000,000 shares of common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

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

Item 13. Principal Accountant Fees and Services

The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2009 and December 31, 2008.

	Fiscal Year Ended December 31,
	2009	2008
	(in thousands)
Audit Fees	$40	$40
Audit-Related Fees	$-	$-
Tax Fees	$5	$5
All Other Fees	$-	$-
Total	$45	$45

Audit Fees

For the fiscal year ended December 31, 2009, Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Brightman Almagor Zohar & Co.”) is expected to bill approximately $40,000 for the audit of our annual financial statements and review of our Form 10-K. For the fiscal year ended December 31, 2008, Brightman Almagor Zohar & Co. billed approximately $40,000 for these services

Audit-Related Fees

We paid fees to Somekh Chaikin a member firm of KPMG International (KPMG) of approximately $21,000 for audit related fees in connection with professional services to assist our management with Sarbanes Oxley Section 404 and Transfer Pricing benchmark during the fiscal years ended December 31, 2008.

Tax Fees

For the fiscal year ended December 31, 2009, Brightman Almagor Zohar & Co. is expected to bill approximately $5,000 for the Israeli subsidiary’s tax reports reviewing and filing services. For the fiscal year ended December 31, 2008, Brightman Almagor Zohar & Co. billed $5,000 for these services.

All Other Fees

We do not use Brightman Almagor Zohar & Co. for financial information system design and implementation. These services, which include: designing and implementing a system that aggregates source data underlying the financial statements and generates information that is significant to our financial statements, are provided internally. We do not engage Brightman Almagor Zohar & Co. to provide compliance outsourcing services. Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Brightman Almagor Zohar & Co. is engaged by us to render any auditing or permitted non-audit related service, the engagement be: approved by our audit committee; or entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management. The audit committee pre-approves all services provided by our independent auditors. The audit committee has considered the nature and amount of fees billed by Brightman Almagor Zohar & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Brightman Almagor Zohar & Co.’s independence.

PART IV

Item 14. Exhibits and Financial Statement Schedules

(1)	Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report.

(2)	Financial Statement Schedule: None

(3)	Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC.
(Registrant)

By:
/s/ Gadi Aner	/s/ Gabby Klausner
Gadi Aner	Gabby Klausner
Chief Executive Officer	Treasurer and
and Chairman	Chief Financial Officer
Date: March 29, 2010	Date: March 29, 2010

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

Signature	Title	Date

/s/ Gadi Aner Gadi Aner	Chief Executive Officer & Chairman (principal executive officer)	March 29, 2010
/s/ Gabby Klausner Gabby Klausner	Treasurer & Chief Financial Officer (principal financial officer and principal accounting officer)	March 29, 2010
/s/ Ehud Keinan Ehud Keinan	Director	March 29, 2010
/s/ Dan Elnathan Dan Elnathan	Director	March 29, 2010

Exhibit Index

Number	Description	Method of Filing

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2006

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.5	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.8	Cooperation and Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.9	Intellectual Property Assignment and Services Termination Agreement, dated March 30, 2009.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 30, 2009

10.10	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.11	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K filed March 30, 2009

10.12	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Filed herewith

10.13	Warrant between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Filed herewith

10.14	The Registrant’s 2008 Israeli Share Option Plan	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 1, 2008

10.15	Finders Agreement between the Registrant and Siden Investment Inc. dated March 13, 2010.	Filed herewith

14.1	Code of Business Conduct and Ethics and Compliance Program	Incorporated by reference to Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed March 30, 2005

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to our annual report on Form 10-K filed March 30, 2009

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith