Form 10-Q
period 2010-03-31
ACRO INC.
filed 2010-05-21
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-50482

                                   ACRO INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                           98-0377767
           ------                                           ----------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                         Identification No.)

18 HALIVNE STREET, TIMRAT ISRAEL                              23840
           ISRAEL                                             -----
           ------                                           (Zip Code)
(Address of Principal Executive Offices)

                                +972-4-636-0297
                                ---------------
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
                                      ---
              (Former Name, Former Address and Former Fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                                Yes [X] No [_]

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                Yes [_] No [_]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

          Large accelerated filer [_]     Accelerated filer         [_]
          Non-accelerated filer   [_]     Smaller reporting company [X]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                                                Yes [_] No [X]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      As of May 13, 2010, 67,824,268 shares of the registrant's common stock were outstanding.

                               TABLE OF CONTENTS
                               -----------------
                                   ACRO INC.
                                   ---------
                                ("THE COMPANY")
                                     INDEX
                                     -----

                                                                            Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                               3

   Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                         11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk         16

   Item 4T. Controls and Procedures                                           17

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  18

   Item 1A. Risk Factors                                                      18

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        18

   Item 3. Defaults Upon Senior Securities                                    18

   Item 4. [Removed and Reserved]                                             18

   Item 5. Other Information                                                  18

   Item 6. Exhibits                                                           18

   Signatures                                                                 19

   Exhibit Index                                                              20

   Promissory note between the registrant and Lindon Group                    22

   Certification of CEO Pursuant to Section 302                               25

   Certification of CFO Pursuant to Section 302                               26

   Certification Pursuant to U.S.C. Section 1350                              27

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements


                         PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------
                                                                                        MARCH        DECEMBER
                                                                                          31            31
                                                                                         2010          2009
                                                                                    ---------       ---------
                                                                                          $              $
                                                                                    ---------       ---------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                              20,125          25,812
Trade receivables                                                                       2,793           3,359
Prepaid expenses and other current assets                                               8,184           9,332
                                                                                    ---------       ---------
TOTAL CURRENT ASSETS                                                                   31,102          38,503

Other non-current assets                                                                3,425           2,762
Property and equipment, net (Note 3)                                                   25,923          28,555
Intangible assets, net                                                                 71,507          74,507
                                                                                      -------         -------
TOTAL ASSETS                                                                          131,957         144,327
                                                                                      =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Shot term bank credit                                                                       -             795
Accounts payable and accrued liabilities                                              313,530         285,693
                                                                                      -------         -------
TOTAL CURRENT LIABILITIES                                                             313,530         286,488
                                                                                      -------         -------

Convertible Promissory Note (Note 7)                                                  133,274         123,274
                                                                                      -------         -------
TOTAL LIABILITIES                                                                     446,804         409,762
                                                                                      -------         -------

Commitments (Notes 5 and 8)

STOCKHOLDERS' DEFICIENCY:
Subscription for units (Note 9)                                                        25,000               -
Common stock; $0.001 par value; 700,000,000 shares authorized;
67,824,268  and 67,824,268  shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively                                     67,823          67,823
Additional paid-in capital                                                          3,622,506       3,616,670
Deficit accumulated during the development stage                                   (4,030,176)     (3,949,928)
                                                                                   ----------      ----------
TOTAL STOCKHOLDERS' DEFICIENCY                                                       (314,847)       (265,435)
                                                                                   ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                        131,957         144,327
                                                                                   ==========      ==========
                                                                                   ==========      ==========





The accompanying notes are an integral part of the consolidated financial statements

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------

                                                                                                  CUMULATIVE
                                                                                                FROM INCEPTION

                                                                                                (MAY 22, 2002)
                                                                THREE MONTHS ENDED MARCH 31       TO MARCH 31
                                                                ---------------------------
                                                                   2010            2009              2010
                                                                 ---------       --------         ----------
                                                                     $              $                  $
                                                                 ---------       --------         ----------

REVENUES                                                            20,374          6,612            165,650

COSTS AND EXPENSES:

Research and development                                            17,110         18,576            543,941
Sales and marketing                                                  4,202         11,945            328,552
General and administrative*                                         73,881         98,977          3,314,804
                                                                   -------       --------         ----------

TOTAL OPERATING EXPENSES                                            95,193        129,498          4,187,297
                                                                   -------       --------         ----------

OPERATING LOSS                                                     (74,819)      (122,886)        (4,021,647)

                                                                   -------       --------         ----------
Interest and other income (expenses), net                           (5,429)        (1,601)            59,498
                                                                   -------       --------         ----------

LOSS BEFORE INCOME TAX                                             (80,248)      (124,487)        (3,962,149)
Income tax                                                               -              -             43,916
                                                                   -------       --------         ----------

NET LOSS                                                           (80,248)      (124,487)        (4,030,176)
                                                                   =======       ========         ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                          (0.00)         (0.00)
                                                                   =======       ========         ==========

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED
        COMMON SHARE                                            67,823,725     67,823,725         48,907,139
                                                                ==========     ==========         ==========




* Includes   $5,836,  $8,218  and  $1,089,083  in  stock-based  compensation  to employees and non-employees for the three months periods ended March 31, 2010, and 2009 and for the cumulative period from May 22, 2002 (date of inception)
  to March 31, 2010 respectively.

The accompanying notes are an integral part of the consolidated financial statements

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------

                                                                                                  CUMULATIVE
                                                                                                FROM INCEPTION

                                                                                                (MAY 22, 2002)
                                                                THREE MONTHS ENDED MARCH 31       TO MARCH 31
                                                                ---------------------------
                                                                   2010            2009              2010
                                                                 ---------       --------         ----------
                                                                     $              $                  $
                                                                 ---------       --------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           (80,248)      (124,487)        (4,030,176)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN

OPERATING ACTIVITIES:
Services contributed by officers                                         -              -              3,500
Depreciation and amortization                                        6,854         14,445            169,561
Stock-based compensation                                             5,836          8,218          1,089,083

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease (Increase) in Trade receivables                               566          7,318             (2,793)
Decrease (Increase) in Prepaid expenses and other current assets     1,148          1,245             (8,184)
Increase (Decrease) in Accounts payable and accrued liabilities     27,837         20,326            313,530

                                                                   -------        -------         ----------
NET CASH USED IN OPERATING ACTIVITIES                              (38,007)       (72,935)        (2,465,479)
                                                                   -------        -------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in long term deposit                              (663)           304             (3,425)
Purchase of property and equipment                                  (1,222)             -           (146,991)
Purchase of intangible assets                                            -              -           (120,000)
                                                                   -------        -------         ----------
NET CASH USED IN INVESTING ACTIVITIES                               (1,885)           304           (270,416)
                                                                   -------        -------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short term bank credit                                    (795)                                -
Increase in Convertible promissory note                             10,000         93,274            133,274
Proceeds from Subscription for units                                25,000              -             25,000
Proceeds from issuance of common stock                                   -              -          2,836,286
Offering costs                                                           -              -           (238,540)
                                                                    ------         ------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           34,205         93,274          2,756,020
                                                                    ------         ------          ---------
NET  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (5,687)        20,643             20,125

Cash and cash equivalents at beginning of period                    25,812         36,943                  -
                                                                    ------         ------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          20,125         57,586             20,125
                                                                    ======         ======          =========
NON-CASH ACTIVITIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for taxes                                                      -              -
                                                                    ======         ======          =========






The accompanying notes are an integral part of the consolidated financial statements

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2010
--------------------------------------------------------------------------------


NOTE 1 - BUSINESS

      A.      General

      ACRO Inc. (A Development Stage Company) (the "Company") was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO Inc. The Company was originally an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing, the Company ceased to engage in the oil and gas consulting business and engaged in development of products for the detection of military and commercial explosives for the homeland security market.

      Since its inception, the Company has no significant revenues and in accordance with ASC 915 codified from Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises", the Company is considered a development stage company.

      B. Going concern

      The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history, and has incurred losses of 4,030,176 from operations since its inception. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2010
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      C. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

      D. Accounting Standards Codification


           Effective July 1, 2009, the FASB Accounting Standards Codification ("FASB ASC" or "the Codification") is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC does not impact the Company's consolidated financial statements, however, the Company's references to accounting literature within its notes to the condensed consolidated financial statements have been revised to conform to the Codification.

      E. Initial Adoption of New Standards

         ASU 2010-9 - SUBSEQUENT EVENTS (TOPIC 855): AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS.

           In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events", that amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                       ESTIMATED
                                                                      USEFUL LIFE         MARCH 31        DECEMBER 31
                                                                        (YEARS)             2010             2009
                                                                      -----------        ---------        -----------
                                                                                             $                 $
                                                                                         ---------        -----------

         Computer equipment                                                     3           14,709             13,487
         Production equipment                                                   3          122,341            122,341
         Furniture                                                           7-15            7,924              7,924
         Leasehold improvements                                               (*)            2,017              2,017
                                                                                         ---------        -----------
                                                                                           146,991            145,769
         Less - Accumulated depreciation and amortization                                  121,068            117,214
                                                                                         ---------        -----------
                                                                                            25,923             28,555
                                                                                         =========        ===========
(*) over the lease term

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2010
--------------------------------------------------------------------------------


NOTE 3 - PROPERTY AND EQUIPMENT (CONT'D)

      Depreciation expense for the three month period ended March 31, 2010 and 2009, and for the cumulative period from May 22, 2002 (date of inception), to March 31, 2010 were $3,854, $11,445, and $121,068, respectively.

NOTE 4 - INTANGIBLE ASSETS

      In March 2006, the Company purchased a patent from Prof. Ehud Keinan ("Keinan"), a stockholder who holds 30.91% of the Company's shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the three months periods ended March 31, 2010 and 2009 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2010 was $3,000, $3,000 and $48,493, respectively. The expected annual amortization expenses for each of the next five years are $12,000.

NOTE 5 - STOCK-BASED COMPENSATION

      During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the Company's advisory board. One of the consultants resigned during 2007. During the three month period ended March 31, 2010, 2009 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2010, the consultants earned 80,512 shares, 133,328 shares and 1,264,407 shares respectively. 113,844 shares that were earned during the year ended December 31, 2009, have not yet been issued. During the three months period ended March 31, 2010, 2009 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2010, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $0 and $1,006,207 respectively.

      Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultants. Under the agreements with the consultants they are not entitled to earn any more shares of common stock for future services to be performed.

      In August 2006, the Company entered into an agreement with a director for his services as a member of the Company's Board of Directors. As compensation, the director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. Starting from July 2008, the director agreed that the Company may defer the payment of 100% of his quarterly fee until further notice. In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company's board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company's common stock. All options became vested as of March 31, 2010.

      On April 28, 2008, the Company's board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company's executives, at an exercise price of $0.075 per share. 1,050,000 of the options became vested as of March 31, 2010, 450,000 of the options expired and cancelled and 150,000 of the options shall vest at the end of each subsequent quarter, following March 31, 2010, for a period of 2 additional quarters. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company's common stock (as described above).

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2010
--------------------------------------------------------------------------------


      On April 28, 2008, the Company's board of directors further approved the issuance of 147,665 shares of common stock to two of the Company's directors at a price per share that is equal to the par value of the Company's common stock and other valuable consideration.

      On July 8, 2008, the Company's board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company's executives, at an exercise price of $0.06 per share. All options became vested as of March 31, 2010.

NOTE 6 - RELATED PARTY TRANSACTIONS

      In February 2006, the Company entered into a consulting services agreement (the "Consulting Agreement") with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 5), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The agreement was terminated on February 1, 2009. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of March 31, 2010, is $19,500 0and is included at accounts payable. During the three months period ended March 31, 2010 and 2009, the Company incurred $0 and $3,000 respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 4).

      During year 2009 and until March 31, 2010, the Company received from BioTech Knowledge LLC an interest free loan in the aggregate amount of $133,274 in the form of a convertible promissory note , convertible into up to 16,659,250 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of the Company's common stock at the price per share of $0.016 exercisable within three years.

      During the three months period ended March 31, 2010 and 2009, the Company incurred an expense of $31,680 and $34,771, respectively, for consulting services provided by the Company's CEO and chairman of the board of directors.

      Starting from October 2008, the Company's CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice

      The total amount of the deferred payment as of March 31, 2010, is $190,080 and is included at accounts payable.

      On April 28, 2008, the Company's board of directors approved the issuance of 147,665 shares of common stock to two of the Company's directors. The Company's board of directors further approved that future payments to Biotech Knowledge LLC, to M.G.-Net Ltd., a company wholly owned by the Company's CEO and chairman of the board and his wife and to Mr. Dan Elnathan, one of our directors, shall be paid based on a minimum exchange rate of$1=4 New Israeli Shekels.

                                         ACRO Inc. (A Development Stage Company)
                                               Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2010
--------------------------------------------------------------------------------

NOTE 7 - CONVERTIBLE PROMISSORY NOTE

      During 2009 and until March 31, 2010, the Company received from BioTech Knowledge LLC an interest free loan in the aggregate amount of $133,274 (of which $10,000 was received in the current quarter) in the form of a convertible promissory note, convertible into up to 16,659,250 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of the Company's common stock at the price per share of $0.016 exercisable within three years.

NOTE 8 - COMMITMENTS

      On October 28, 2007, the Company's technology agreement with LSRI - Life Science Research Israel Ltd., a subsidiary of IIBR - Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the technology of IIBR's explosives testing kit (ETK) to the Company, for incorporation into the Company's pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by the Company and royalties to be paid to LSRI. The new device complements the ACRO-P.E.T., the Company's peroxide explosive tester for the detection of improvised explosives.

NOTE 9 - STOCK TRANSACTIONS

      On March 15, 2010, the Company closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000. Each unit is comprised of two shares of the Company's common stock and one warrant to purchase one share of the Company's common stock at the price per share of $0.025, exercisable within twelve months from closing date (i.e. March 15, 2011). In connection with this private placement, the Company issued the finder a warrant to purchase 40,000 shares of the Company's common stock at a price per share of $0.025, exercisable within twelve months of the closing date. As of March 31, 2010, the 500,000 shares of our common stock were not yet issued.

NOTE 10 - SUBSEQUENT EVENT

      On April 1, 2010, the Company received a loan from Lindon Group Inc., Rhode Island Corporation in the amount of US$35,000, baring a yearly interest of 6%, in the form of a promissory note.

                                * * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors

      This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

      Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to our shares of common stock.

      As used in this quarterly report, the terms "we", "us", "our", and "ACRO" means ACRO Inc., unless otherwise indicated.

GENERAL

      We develop and market products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd. (Acrosec), incorporated under the laws of the State of Israel. Effective January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with Acrosec, pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec. Concurrently, the services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services, was terminated. The Intellectual Property Assignment and Services Termination Agreement effectively render ACRO as a holding company.

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

      On February 27, 2007, the Company consummated a private placement of 2,000,000 units, at a price of $0.75 per unit, for aggregate proceeds of $1,500,000, each unit comprising one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price per share of $1.25 exercisable within five years ("Unit"). In connection with the private placement, the Company paid a finder's fee of $120,000 in cash and issued a warrant to purchase 160,000 Units to the finder.

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

      During 2009 and until March 31, 2010, we received from BioTech Knowledge LLC additional interest-free loan in the aggregate amount of $40,000 in the form of a convertible promissory note, convertible into up to 5,000,000 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

      On April 1, 2010, we received a loan from Lindon Group Inc., Rhode Island Corporation in the amount of US$35,000, baring a yearly interest of 6%, in the form of a promissory note.

      As of March 31, 2010, we had not realized any significant revenues from operations and experienced losses of $4,030,176.

EMPLOYEES

      As of May 20, 2010, we do not have any employees. Our subsidiary, Acrosec, hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer. Commencing on September 2009, Ms. Klausner provides her services as a freelance consultant.

CASH REQUIREMENTS

      Our cash requirement through March 31, 2011, is approximately $300,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device. We estimate our operating expenses and working capital requirements beginning March 31, 2010, and through March 31, 2011, to be as follows:

Estimated Expenses through March 31, 2010

Product Research and Development               $           -
Sales and Marketing                            $      50,000
General and Administrative                     $     250,000
Capital Expenditures                           $           -
Tax Expenses                                   $           -
                                              ---------------
Total                                              $ 300,000
                                              ---------------

      At March 31, 2010, we had a deficit in working capital of $(282,428), out of which $216,925 are payable to directors, which agreed to defer their fees until further notice. We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $590,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

      In addition, we developed the ACRO-N.E.T. (Nitride Explosives Tester), which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2007, with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK. The ETK is capable of identifying the full range of well known types of military and commercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This new device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T.; however, it uses different solutions and detects different explosives. We also signed several agreements with LSRI pursuant to which we may distribute the ETK and ETK 5, exclusively, in several countries. The ETK's kits complete our products.

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

      To  date,  evidence  of  the  efficiency  of  ACRO-P.E.T.  is derived from laboratory research and limited product sales. We had performed independent research at the Technion, Israel Institute of Technology, laboratory, which indicated that the ACRO-P.E.T. quickly and accurately detects TATP explosives. ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK
Nevertheless, we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace. During 2008, we developed a new product called "TATP Simulant". The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and hexamethylene triperoxide diamine (HMTD). We delivered samples of the TATP Simulant to several clients, but at this early stage we cannot estimate the commercial value of this product, if any.

      During 2008, we developed a product called "TATP Simulant". The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and HMTD. We delivered samples of TATP Simulant to several clients, but at this early stage we cannot estimate the commercial value of this product, if any.

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

PLAN OF OPERATION

      Our primary objectives over the 12 month period ending on March 31, 2011, are to manufacture and commercialize our products: ACRO - SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI. ACRO UET, ACRO CHET and ACRO ANET, We also continue our efforts to sell the ETK kit and the MINI ETK. Another main business objective is to expand our technology base by purchasing additional technologies.

      Furthermore, we plan to continue to develop our headquarters as our main research and development base in Israel, and to initiate international marketing and sales to reach a market worldwide.

      On October 28, 2007, our technology agreement with LSRI, a subsidiary of IIBR - Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI licensed the long-proven technology of IIBR's explosives testing kit to Acro, for incorporation into our pen-like device. This allows our pen-like device to detect commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by us and royalties to be paid to LSRI. The device complements the ACRO-P.E.T., which detects peroxide-based explosives in improvised explosive devices.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 2010, we incurred a loss of $80,248, compared to a net loss of $124,487 for the comparative period in 2009.

      During the three months ended March 31, 2010, we incurred $95,193 of operating expenses, comprised of $17,110 for research and development costs, $5,836 for stock-based compensation expenses, $4,202 for sales and marketing costs, $68,045 for general and administrative cost.

      During the three months ended March 31, 2009, we incurred $129,498 of operating expenses, comprised of $18,576 for research and development costs, $8,218 for stock-based compensation expenses, $11,945 for sales and marketing costs, $90,759 for general and administrative cost.

      As of March 31, 2010, we had deficit in working capital of $(282,428) out of which $216,925 are payable to directors, which agreed to defer their fees until further notice.

      As of March 31, 2010, we had total assets of $131,957, which consisted of cash and equivalents of $20,125, fixed assets of $25,923, intangible assets of $71,507 and prepaid expenses and other current, non-current assets and trade receivables of $14,402.

From January 1, 2010 to March 31, 2010, we had sales of $20,374.

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

      We have historically incurred losses, and from inception through March 31, 2010, we have incurred losses of $4,030,176. Because of these historical losses, we will require additional working capital to develop our business operations.

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

      The viability of ACRO for a significant period of time is dependent on our ability to generate cash flow from future product sales or to obtain additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Private Placements
-------------------------

      On March 15, 2010, we closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000. Each unit is comprised two shares of our common stock and one warrant to purchase one share of our common stock at the price per share of $0.025, exercisable within twelve months from closing date (i.e. March 15, 2011). In connection with this private placement, we issued the finder a warrant to purchase 40,000 shares of our common stock at a price per share of $0.025, exercisable within twelve months of the closing date. As of May 20, 2010, the 500,000 shares of our common stock were not yet issued.

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

      During 2009 and until March 31, 2010, we received from BioTech Knowledge LLC additional interest-free loan in the aggregate amount of $40,000 in the form of a convertible promissory note, convertible into up to 5,000,000 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

      On February 27, 2007, we closed a private placement of 2,000,000 units, at a price of $0.75 per unit, for aggregate proceeds of $1,500,000. Each unit comprised one share of our common stock and one warrant to purchase one share of our common stock at the price per share of $1.25 exercisable within five years. In connection with the private placement, we paid a finder's fee of $120,000 in cash and issued a warrant to purchase 160,000 units to the finder.

CRITICAL ACCOUNTING POLICIES

Share Based Compensation
------------------------

      The Company accounts for stock-based awards to employees and nonemployees in accordance with ASC 718, which requires all share-based payments to employees to be recognized based on their fair values. The Company recorded the stock based compensation granted to a consultant on the date the consultant earned the awarded shares in the same manner as if the Company paid cash to the consultant for his services.

Initial adoption of New Accounting Standards
--------------------------------------------

         ASU 2010-9 - SUBSEQUENT EVENTS (TOPIC 855): AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS.


In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events", that amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, being March 31, 2010, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

      There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

      There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION
----------------------------

ITEM 1. LEGAL PROCEEDINGS

      There are no material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On March 15, 2010, we closed a private placement of 500,000 units, at a price of $0.05 per unit, for aggregate proceeds of $25,000. Each unit is comprised two shares of our common stock and one warrant to purchase one share of our common stock at the price per share of $0.025, exercisable within twelve months from closing date (i.e. March 15, 2011). In connection with this private placement, we issued the finder a warrant to purchase 40,000 shares of our common stock at a price per share of $0.025, exercisable within twelve months of the closing date. We issued the securities to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. As of May 20, 2010, the 500,000 shares of common stock were not yet issued


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

      The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this quarterly report on Form 10-Q and such
Exhibit Index is incorporated herein by reference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ACRO INC.
                                       (Registrant)

                                       By:
                                       s/ Gadi Aner
                                       ------------------
                                       Gadi Aner
                                       President, Chief Executive Officer
                                       & Director
                                       Date: May 20, 2010

                                       /s/Gabby Klausner
                                       ------------------
                                       Gabby Klausner
                                       Treasurer and
                                       Chief Financial Officer
                                       Date: May 20, 2010

                                 EXHIBIT INDEX


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

3.3     Certificate of Change Pursuant to NRS        Incorporated by reference to Exhibit 3.3 to
        78.209 filed with the State of Nevada        our annual report on Form 10-KSB filed March
        effective as of January 25, 2006.            28, 2007


3.4     Certificate of Change Pursuant to NRS        Incorporated by reference to Exhibit 3.4 to
        78.209 filed with the State of Nevada        our annual report on Form 10-KSB filed March
        effective as of October 25, 2006.            28, 2007

3.5     Certificate of Change Pursuant to NRS        Incorporated by reference to Exhibit 3.5 to
        78.209 filed with the State of Nevada        our annual report on Form 10-KSB filed March
        effective as of October 30, 2006.            28, 2007

 (10)   MATERIAL CONTRACTS
10.1    Agreement and Plan of Merger for the         Incorporated by reference to Exhibit 10.2 to
        Merger of ACRO Inc. with and into Medina     our current report on Form 8-K filed May 4,
        International Corp., dated April 25, 2006.   2006

10.2    Patent Purchase Agreement between the        Incorporated by reference to Exhibit 10.1 to
        Registrant and Prof. Ehud Keinan, dated      our current report on Form 8-K filed February
        February 1, 2006.                            3, 2006

10.3    Consulting Agreement between the Registrant  Incorporated by reference to Exhibit 10.2 to
        and BioTech Knowledge LLC, dated February    our current report on Form 8-K filed February
        1, 2006.                                     3, 2006

10.4    Letter of Agreement between the Registrant   Incorporated by reference to Exhibit 10.3 to
        and BioTech Knowledge LLC, dated February    our current report on Form 8-K filed February
        1, 2006.                                     3, 2006

10.5    Advisory Board Agreement between the         Incorporated by reference to Exhibit 99.2 to
        Registrant and Prof. Richard E. Lerner,      our current report on Form 8-K filed June 5,
        dated May 31, 2006.                          2006

10.6    Advisory Board Agreement between the         Incorporated by reference to Exhibit 10.8 to
        Registrant and Prof. K. Barry Sharpless,     our annual report on Form 10-KSB filed March
        dated September 28, 2006.                    28, 2007

10.7    Consulting Agreement between Acrosec Ltd.    Incorporated by reference to Exhibit 10.10
        and M.G NET Ltd., dated March 26, 2007       to our annual report on Form 10-KSB filed
                                                     March 28, 2007

10.8    Cooperation and Licensing Agreement between  Incorporated by reference to Exhibit 10.11
        the Registrant and Life Science Research     to our annual report on Form 10-KSB filed
        Israel Ltd., dated October 28, 2007.         March 13, 2008


10.9    Intellectual Property Assignment and         Incorporated by reference to Exhibit 10.12 to
        Services Termination Agreement, dated        our annual report on Form 10-K filed March 30,
        March 30, 2009.                              2009

10.10   Convertible Promissory Note between the      Incorporated by reference to Exhibit 10.1 to
        Registrant and BioTech Knowledge LLC,        our current report on Form 8-K filed
        dated February 23, 2009                      February 22, 2009.

10.11   Warrant between the Registrant and BioTech   Incorporated by reference to Exhibit 10.14 to
        Knowledge LLC, dated February 22, 2009.      our annual report on Form 10-K filed March 30,
                                                     2009

10.12   Convertible Promissory Note between the      Incorporated by reference to Exhibit 10.12 to
        Registrant and BioTech Knowledge LLC,        our annual report on Form 10-K filed March 29,
        dated March 24, 2010.                        2010

10.13   Warrant between the Registrant and BioTech   Incorporated by reference to Exhibit 10.13 to
        Knowledge LLC, dated March 24, 2010.         our annual report on Form 10-K filed March
                                                     29, 2010

10.14   The Registrant's 2008 Israeli Share Option   Incorporated by reference to Exhibit 10.1 to
        Plan                                         our current report on Form 8-K filed May 1,
                                                     2008

10.15   Finders Agreement between the Registrant     Incorporated by reference to Exhibit 10.15 to
        and Siden Investment Inc. dated March 13,    our  annual report on Form 10-K filed March 29,
        2010.                                        2010

10.16   Promissory Note between the Registrant       Filed herewith
        and Lindon Group, dated April 1, 2010.


 (31)   SECTION 302 CERTIFICATION
31.1    Rule 13a-14(a) Certification of Principal    Filed herewith
        Executive Officer

31.2    Rule 13a-14(a) Certification of Principal    Filed herewith
        Financial Officer.
 (32)   SECTION 906 CERTIFICATION
32.1    Certification of Principal Executive         Filed herewith
        Officer and Principal Financial Officer
        Pursuant to 18 U.S.C. Section 1350, as
        Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.

EXHIBIT 10.16
-------------
                                PROMISSORY NOTE

US$35,000.00                                                       APRIL 1, 2010

      FOR VALUE RECEIVED, the undersigned, ACROSEC LTD., an Israeli company having a principal place of business at 37 Inbar Street, Caesarea, Israel 30889 (" (the "Maker"), by this Promissory Note (this "Note"), absolutely and unconditionally promises to pay to the order of LINDON GROUP, INC., a Rhode Island corporation (the "Payee") the lesser of (i) the principal sum Thirty Five Thousand and 00/100 Dollars (US$35,000.00) or (ii) the aggregate unpaid principal amount of all loans made by the Payee to the Maker.

      Interest on the unpaid principal balance hereof existing from time to time will accrue at a rate of 6% (the "Interest Rate"). Interest will be computed on the basis of a 360-day year.

      Principal and interest shall be payable in accordance with Schedule A attached hereto (the "Repayment Schedule"). Interest on the outstanding principal amount will accrue from the date hereof until the entire principal balance, together with all unpaid interest, fees, expenses and other charges is paid in full which shall, if not sooner paid, in any event be paid on the Maturity Date (as defined below). All sums paid under this Note shall be applied first to any interest, fees, expenses and other charges then due and unpaid, in such order Payee shall determine, with the remaining balance, if any, to be applied to unpaid principal.

      The "Maturity Date" of this Note shall be the earlier to occur of (a) an Event of Default of the Maker under this Note, or (b) the second anniversary of the date hereof.

      Upon the Maturity Date, this Note shall become and be absolutely due and payable hereunder, and the Maker hereby promises to pay to the order of the Payee, the balance (if any) of the principal hereof then remaining unpaid, all of the unpaid interest accrued hereon and all other charges related hereto.

     All sums payable hereunder are payable in lawful money of the United States of America and in immediately available funds at the Payee's address set forth above or at such place or places as the Payee, its successors or assigns (the "Holder") may designate in writing.

      The Maker shall have the right to prepay the unpaid principal amount of this Note in full at any time, or in part from time to time, without any premium or prepayment penalty, with all accrued interest to the date of prepayment. Each partial prepayment of principal shall be applied to the installments of principal due hereunder in the inverse order of maturity.

     The occurrence of any one or more of the following events will constitute an Event of Default hereunder:

     1. Nonpayment of any installment of principal and/or interest due under this Note when it shall become due and payable (no prior demand therefor being necessary).

     2. The Maker shall default in the performance of any other obligation, covenant or agreement contained in this Note (subject to any applicable grace periods).

     3. (a) (i) the appointment of a receiver, trustee, custodian or other fiduciary, for, or for any of the property of, the Maker; (ii) the making of an assignment for the benefit of creditors, or the making of or entering into a trust mortgage or deed or other instrument or similar import for the benefit of creditors, by the Maker; or (iii) the convening of a meeting of the creditors, or the selection of a committee representing the creditors of the Maker and if any of (i) through (iii) are involuntary, the failure to discharge same within sixty (60) days; or

        (b) The filing of a petition, complaint, motion or other pleading seeking relief under any receivership, insolvency, or debtor relief law, or seeking any readjustment of indebtedness, reorganization, composition, extension or any similar type of relief, or the filing of a petition, complaint, or motion under any chapter of the federal bankruptcy code, 11 U.S.C. 101 et seq., as the same now exists or may hereafter be amended (the "Bankruptcy Code"), by the Maker; or

        (c) The filing of a petition, complaint, motion or other pleading seeking any relief under any receivership, insolvency, or debtor relief law, or under any chapter of the Bankruptcy Code, or seeking any readjustment of indebtedness, reorganization, composition, extension or any similar type of relief, or the entry of any order for relief under any chapter of the Bankruptcy Code, against, the Maker; provided, however, that if the Maker shall immediately notify Holder in writing of the filing of any such petition, complaint, motion or other pleading against the Maker and shall provide evidence satisfactory to Holder that the Maker has in good faith and within thirty (30) days after the filing of any such petition, complaint, motion or other pleading filed an answer thereto contesting same, then there shall be no Event of Default under this subparagraph (c) until the earliest of (i) the entry of an order for relief or a judgment under any proceedings referred to in this subparagraph (c), (ii) the appointment of a receiver, trustee, custodian or other fiduciary in any such proceeding or (iii) the expiration of a period of sixty (60) days, at the end of which such petition, complaint, motion or other pleading remains undismissed; or

     4. The dissolution, liquidation or termination of existence of the Maker or a change of control, merger or sale of substantially all the assets of the Maker; or

     5. The use of proceeds from this Note for any purpose other than the purchase of parts necessary for the manufacture of various types of explosives testing and identification products produced by Maker ("Products").

     Upon the occurrence of any Event of Default, this Note, at the option of the Holder, shall become immediately due and payable without notice of any kind. The Holder's failure to exercise such option shall not constitute a waiver of the right to exercise it at any other time. Irrespective of the exercise or non-exercise of the foregoing option, if any payment of principal and/or interest is not paid in full within ten (10) days after the same is due, the interest rate under this note on the overdue amount shall be increased to twelve percent (12%) per annum until said amount is paid in full.

      Notwithstanding any provisions of this Note, it is the understanding and agreement of the Maker and the Holder that the maximum rate of interest to be paid by the Maker to the Holder shall not exceed the highest or maximum rate of interest permissible to be charged to a commercial borrower under any law applicable hereto. Any amount paid in excess of such rate shall be considered to have been payments in reduction of principal, and if there shall be no principal amount then outstanding, such excess shall be returned to the Maker as an overpayment of principal.

      Wherever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Note.

      The Maker agrees to pay the Payee's reasonable costs in collecting and enforcing this Note, including reasonable attorneys' fees.

      No waiver of any obligation of the Maker under this Note shall be effective unless it is in writing and signed by the Payee. A waiver by the Holder of any right or remedy under this Note on any occasion shall not be a bar to exercise of the same right or remedy on any subsequent occasion or of any other right or remedy at any time.

      The Maker hereby expressly waives presentment, demand, and protest, notice of demand, dishonor and nonpayment of this Note, and all other notices or demands of any kind in connection with the delivery, acceptance, performance, default or enforcement hereof, and hereby consents to any delays, extensions of time, renewals, waivers or modifications that may be granted or consented to by the Payee with respect to the time of payment or any other provision hereof.

      This Note may not be transferred, sold, assigned, mortgaged, pledged or otherwise encumbered without Maker's prior written consent.

      No modification or waiver of any provision of this Note, and no consent of the Holder to any departure therefrom by the Maker, shall be effective unless such modification, waiver or consent shall be in writing signed by the Holder and the same shall then be effective only for the period, on the conditions and for the specific instances and purposes specified in such writing.

      This Note is delivered in and shall be governed by and interpreted and determined in accordance with the laws of the State of Rhode Island without regard to its principles of conflicts of laws.

      IN WITNESS WHEREOF, this Promissory Note has been executed as an instrument under seal by the undersigned as of the day and in the year first above written.

                                                   ACROSEC LTD.

                                                   By:/s/Gadi Aner
                                                   Name: Gadi Aner, CEO



                                   Schedule A
                               Repayment Schedule

Principal and interest shall be payable in accordance with the following: (1) upon delivery by Maker of Products to fulfill any purchase order(s) submitted by Holder, Maker shall pay an amount equal to 6% of the total costs of goods sold at a price per unit of $3.50 and the outstanding balance on the Note shall be reduced by an amount equal to $3.50 per unit of Products so purchased; (2) upon any sale of Products by Maker or any other party other than Holder, Maker shall pay to Holder an amount equal to the lesser of (a) the outstanding balance of principal and interest on the Note or (b) $3.50 per unit plus 6% of the total units of Products sold; and (3) immediately, in full, upon the Maturity Date. Payments made in accordance with this Schedule A shall be applied first to any interest, fees, expenses and other charges then due and unpaid, in such order Payee shall determine, with the remaining balance, if any, to be applied to unpaid principal.

                                                                    EXHIBIT 31.1

                                 CERTIFICATION

I, Gadi Aner, certify that:

  1. I have reviewed this Quarterly Report on Form 10-Q of ACRO Inc.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                       By: /s/Gadi Aner
                                           ------------
                                           Gadi Aner
                                           Chief Executive Officer and Chairman


Date: May 20, 2010

                                                                    EXHIBIT 31.2

                                 CERTIFICATION

I, Gabby Klausner, certify that:

  1. I have reviewed this Quarterly Report on Form 10-Q of ACRO Inc.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                       By: /s/Gabby Klausner
                                           -----------------
                                           Gabby Klausner
                                           Treasurer and Chief Financial Officer


Date: May 20, 2010

                                                                    EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ACRO Inc. (the "Company") on Form 10-Q for the period ending March 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Gadi Aner, Chief Executive Officer and Chairman of the Company, and Gabby Klausner, Treasurer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to our knowledge, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      By: /s/Gadi Aner
                                         -------------
                                          Gadi Aner
                                          Chief Executive Officer and Chairman


                                      By: /s/Gabby Klausner
                                          -----------------
                                          Gabby Klausner
                                          Treasurer and Chief Financial Officer


Date: May 20, 2010