Form 10-Q
period 2010-09-30
ACRO INC.
filed 2010-11-22
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of  October 13, 2010, 68,824,268 shares of the registrant’s common stock were outstanding.

Table of Contents
ACRO INC.
(“The Company”)

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30	December 31
	2010	2009
	$	$
Assets

Current assets:
Cash and cash equivalents	5,081	25,812
Trade receivables	19,370	3,359
Prepaid expenses and other current assets	24,559	9,332

Total current assets	49,010	38,503

Other non-current assets	6,163	2,762
Property and equipment, net (Note 3)	18,767	28,555
Intangible assets, net (Note 4)	65,507	74,507

Total assets	139,447	144,327

Liabilities and stockholders' deficit

Current liabilities:
Shot term bank credit	-	795
Accounts payable and accrued liabilities	378,806	285,693

Total current liabilities	378,806	286,488

Convertible Promissory Note (Note 7)	200,774	123,274

Total liabilities	579,580	409,762

Commitments (Notes 5 and 8)

Stockholders' deficiency:
Common stock; $0.001 par value; 700,000,000 shares authorized;
68,824,268 and 67,824,268 shares issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	68,823	67,823
Additional paid-in capital	3,658,178	3,616,670
Deficit accumulated during the development stage	(4,167,134)	(3,949,928)

Total stockholders' deficiency	(440,133)	(265,435)

Total liabilities and stockholders' deficiency	139,447	144,327

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Operations

					Cumulative
					from Inception
					(May 22, 2002)
	Three months ended September 30		Nine months ended September 30		to September 30
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenues	14,639	6,901	74,015	20,886	219,291

Costs and expenses :

Research and development	4,737	16,638	64,856	49,334	591,687
Sales and marketing	-	5,349	4,215	21,892	328,565
General and administrative*	76,624	59,368	214,175	235,068	3,455,098

Total operating expenses	81,361	81,355	283,246	306,294	4,375,350

Operating loss	(66,722)	(74,454)	(209,231)	(285,408)	(4,156,059)

Interest and other income (expenses), net	(12,473)	(663)	(7,975)	(3,220)	32,841

Loss before income tax	(79,195)	(75,117)	(217,206)	(288,628)	(4,123,218)
Income tax	-	-		-	43,916

Net loss	(79,195)	(75,117)	(217,206)	(288,628)	(4,167,134)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)	(0.08)

Weighted average shares used in computing basic and diluted net loss per common share	68,823,725	67,823,725	68,108,991	67,823,725	51,362,196

*
Includes $5,836, $17,188; $17,508, $45,265 and $1,100,755 in stock-based compensation to employees and non-employees for the three months periods, for the nine months periods ended September 30, 2010, and 2009 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2010 respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Cash Flows

			Cumulative
			from inception
			(May 22, 2002)
	Nine months ended September 30		to September 30
	2010	2009	2010
	$	$	$
Cash flows from operating activities:
Net loss	(217,206)	(288,628)	(4,167,134)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	20,010	43,772	182,717
Stock-based compensation	17,508	16,464	1,100,755

Changes in operating assets and liabilities:
Decrease (Increase) in Trade receivables	(16,011)	8,803	(19,370)
Increase in Prepaid expenses and other current assets	(15,227)	(6,203)	(24,559)
Increase in Accounts payable and accrued liabilities	93,113	82,355	378,806
		-
Net cash used in operating activities	(117,813)	(143,437)	(2,545,285)

Cash flows from investing activities:
Decrease (increase) in long term deposit	(3,401)	(213)	(6,163)
Purchase of property and equipment	(1,222)	-	(146,991)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	(4,623)	(213)	(273,154)

Cash flows from financing activities:
Decrease in short term bank credit	(795)	-	-
Increase in Convertible promissory note	77,500	113,274	200,774
Proceeds from issuance of common stock	25,000	-	2,861,286
Offering costs	-	-	(238,540)

Net cash provided by financing activities	101,705	113,274	2,823,520

Net (decrease) increase in cash and cash equivalents	(20,731)	(30,376)	5,081

Cash and cash equivalents at beginning of period	25,812	36,943	-

Cash and cash equivalents at end of period	5,081	6,567	5,081
Non-cash activities

Supplemental disclosures of cash flow information:

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of 4,167,134 from operations since its inception.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements.  Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3 - Property and Equipment

Property and equipment consist of the following:

	Estimated
	useful life		September 30	December 31
	(years)		2010	2009
			$	$
Computer equipment	3		14,709	13,487
Production equipment	3		122,341	122,341
Furniture	7-15		7,924	7,924
Leasehold improvements	(*	)	2,017	2,017
			146,991	145,769
Less - Accumulated depreciation and amortization			128,224	117,214
			18,767	28,555

(*) over the lease term

Depreciation expense for each of the three month and the nine month periods ended September 30, 2010 and 2009, and for the cumulative period from May 22, 2002 (date of inception), to September 30, 2010 were $3,384, $11,778, $11,010, $34,772 and $128,224, respectively.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2010

Note 4 - Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent is being amortized over the life of the asset which is estimated at 10 years. Amortization expense for each of the three months and nine months periods ended September 30, 2010 and 2009 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2010 were $3,000, $3,000, $6,000, $6,000 and $54,493, respectively. The expected annual amortization expenses for each of the next five years are $12,000.

Note 5 - Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the Company’s advisory board. One of the consultants resigned during 2007. During the nine month period ended September 30, 2010, 2009 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2010, the consultants earned 0 shares, 99,996 shares and 1,264,407 shares respectively. 113,844 shares out of the total shares that were earned have not yet been issued. During the three and nine months period ended September 30, 2010, 2009 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2010, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $0, $0, $0 and $1,006,207 respectively.

Compensation expense was calculated by multiplying the amount of shares earned by their fair market value on the last day of the service period completed by the consultants.
Under the agreements with the consultants they are not entitled to earn any more shares of common stock for future services to be performed.

In August 2006, the Company entered into an agreement with a director for his services as a member of the Company’s Board of Directors. As compensation, the director received a signing bonus of $5,000, and a quarterly fee of $1,500 until October 2007, and $3,000 per quarter thereafter. Starting from July 2008, the director agreed that the Company may defer the payment of 100% of his quarterly fee until further notice. In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company’s board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. All options became vested as of September 30, 2010.

On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 1,350,000 of the options became vested as of September 30, 2010, 450,000 of the options were cancelled, due to work termination of one of the executives. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock (as described above).

On April 28, 2008, the Company’s board of directors further approved the issuance of 147,665 shares of common stock to two of the Company’s directors at a price per share that is equal to the par value of the Company’s common stock and other valuable consideration.

On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All options became vested as of September 30, 2010.

ACRO Inc. (A Development Stage Company) Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2010

Note 6 - Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 5), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The agreement was terminated on February 1, 2009. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of September 30, 2010, is $19,500 and is included at accounts payable. During the three and nine months period ended September 30, 2010 and 2009, the Company incurred $0, $0, $0 and $3,000 respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 4).

During year 2009 and until September 30, 2010, the Company received from BioTech Knowledge LLC an interest free loan in the aggregate amount of $155,774 in the form of a convertible promissory note , convertible into up to 19,471,750 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years.

During the three and nine months period ended September 30, 2010 and 2009, the Company incurred an expense of $31,680, $95,040, $31,680, $95,040 respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors.

Starting from October 2008, the Company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice

The total amount of the deferred payment as of September 30, 2010, is $248,160 and is included at accounts payable.

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

Note 7 – Convertible Promissory Note
During 2009 and until September 30, 2010, the Company received from BioTech Knowledge LLC an interest free loan in the aggregate amount of $165,774 (of which $10,000 was received in the current quarter) in the form of a convertible promissory note, convertible into up to 20,721,750 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years.

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

During 2009 and until September 30, 2010, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $165,774 in the form of a convertible promissory note, convertible into up to 20,721,750 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of September 30, 2010, and pursuant to the conversion in full of the note, BioTech Knowledge LLC is our largest stockholder, holding approximately 30.91% of our common stock.

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

As of September 30, 2010, we had not realized any significant revenues from operations and experienced losses of $4,167,134.

Employees

As of August 15, 2010, we do not have any employees. Our subsidiary, Acrosec, hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer. Commencing on September 2009, Ms. Klausner provides her services as a freelance consultant.

Cash Requirements

Our cash requirement through September 30, 2011, is approximately $300,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device.  We estimate our operating expenses and working capital requirements beginning September 30, 2010, and through September 30, 2011, to be as follows:

Estimated Expenses through September 30, 2011
Product Research and Development	$50,000
Sales and Marketing	$50,000
General and Administrative	$200,000
Capital Expenditures	$-
Tax Expenses	$-
Total	$300,000

At September 30, 2010, we had a deficit in working capital of $329,795, out of which $294,660 are payable to directors, which agreed to defer their fees until further notice. We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $650,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

During 2009, we developed the ACRO-CH.E.T. (Chlorates Explosives Tester) which detects chlorate based explosives traces and the ACRO-U.E.T (Urea nitrate Explosives Tester) which detects the presence urea nitrate traces. Both products have low false positive and negative alarm rates. Our new product, ACRO U.E.T is based on a technology of detection and diagnostic characterization of the improvised explosive urea nitrate, and other explosives that contain the uronium cation developed by Prof. Yossi Almog, licensed to us under an agreement dated November 25, 2009, with Yissum Research Development Company of the Hebrew University. The agreement is valid for a year until November 25, 2010 and probably will not be extended after that date.

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

Plan of Operation

Our primary objectives over the 12 month period ending on September 30, 2011, are to manufacture and commercialize our products: ACRO - SET, that includes both the ACRO-P.E.T (Peroxide Explosives Tester), and ACRO-N.E.T (Nitride Explosives Tester), which are detection devices for explosive materials using the intellectual property covered in U.S. Patent No. 6,767,717 and the license agreement with LSRI. ACRO UET, ACRO CHET and ACRO ANET, We also continue our efforts to sell the ETK kit and the MINI ETK. Another main business objective is to expand our technology base by purchasing additional technologies.

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

On November 25, 2009, we entered into a technology agreement with Yissum Research Development Company of the Hebrew University ("Yissum"). Under the terms of the agreement, Yissum licensed us the technology of detecting Uronium salts traces. This enabled us developing our new product, the ACRO U.E.T. which is based on a technology of detection and diagnostic characterization of the improvised explosive urea nitrate, and other explosives that contain the uronium cation developed by Prof. Yossi Almog. The agreement is valid for a year until November 25, 2010 and probably will not be extended after that date.

Financial Condition, Liquidity and Capital Resources

During the three months ended September 30, 2010, we incurred a loss of $79,195, compared to a net loss of $75,117 for the comparative period in 2009.

During the nine months ended September 30, 2010, we incurred a loss of $217,206, compared to a net loss of $288,628 for the comparative period in 2009.

During the nine months ended September 30, 2010, we incurred $283,246 of operating expenses, comprised of $64,856 for research and development costs, $17,508 for stock-based compensation expenses, $4,215 for sales and marketing costs, $196,667 for general and administrative cost.

During the nine months ended September 30, 2009, we incurred $306,294 of operating expenses, comprised of $49,334 for research and development costs, $16,464 for stock-based compensation expenses, $21,892 for sales and marketing costs, $218,604 for general and administrative cost.

As of September 30, 2010, we had deficit in working capital of $329,795 out of which $294,660 are payable to directors, which agreed to defer their fees until further notice.

As of  September 30, 2010, we had total assets of $139,447, which consisted of cash and equivalents of $5,081, fixed assets of $18,767, intangible assets of $65,507, trade receivables, prepaid expenses and other current assets, of $43,929 and other non- current assets of 6,163.

From January 1, 2010 to September 30, 2010, we had sales of $74,015.

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

We have historically incurred losses, and from inception through September 30, 2010, we have incurred losses of $4,167,134. Because of these historical losses, we will require additional working capital to develop our business operations.

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

During 2009 and until September 30, 2010, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $165,774 in the form of a convertible promissory note, convertible into up to 20,721,750 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

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

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, being September 30, 2010, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

By:
s/ Gadi Aner	/s/Gabby Klausner
Gadi Aner	Gabby Klausner
President, Chief Executive Officer	Treasurer and
& Director	Chief Financial Officer
Date: November 22, 2010	Date: November 22, 2010

Exhibit Index

Number	Description	Method of Filing
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007
(10)	Material Contracts
10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2006

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.5	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.8	Cooperation and Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.9	Intellectual Property Assignment and Services Termination Agreement, dated March 30, 2009.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 30, 2009

10.10	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.11	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K filed March 30, 2009

10.12	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 29, 2010

10.13	Warrant between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.14	The Registrant’s 2008 Israeli Share Option Plan	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 1, 2008

10.15	Finders Agreement between the Registrant and Siden Investment Inc. dated March 13, 2010.	Incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K filed March 29, 2010

10.16	Promissory Note between the Registrant and Lindon Group, dated April 1, 2010.	Incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 20, 2010

(31)	Section 302 Certification
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith
(32)	Section 906 Certification
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith