Form 10-K/A
period 2009-12-31
ACRO INC.
filed 2011-03-25
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

37 Inbar St., Caesarea, Israel	30889
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

         This Amendment No. 1 to our annual report on Form 10-K/A (the “Amendment”) speaks as of the filing date of our Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2010 (the “Form 10-K”), except for the certifications which speak as of the filing date of the Amendment.

         This Amendment is being filed to correct the report of independent registered public accounting firm and typographical errors in the Form 10-K and the certifications.

         Other than as described above, this Amendment does not, and does not purport to, amend, update or restate any other information or disclosure included in the Form 10-K and does not, and does not purport to, reflect any events that have occurred after the date of the initial filing of the Form 10-K. As a result, our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended by this Amendment, continues to speak as of the initial filing date of the Form 10-K.

Item 8. Financial Statements and Supplementary Data

        Our, and our subsidiary’s consolidated financial statements beginning on pages F-1 through F-13, as set forth in the following index, are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACRO Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the period ended May 22, 2002 (date of incorporation) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2009

Note 3 - Prepaid Expenses and Other Current Assets

	December 31 2009	December 31 2008
	$	$

Value-added tax receivable	3,414	1,429
Prepaid expenses	5,918	5,425
	9,332	6,854

Note 4 - Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)		December 31 2009	December 31 2008
			$	$

Computer equipment	3		13,487	13,487
Production equipment	3		122,341	122,341
Furniture	7-15		7,924	7,924
Leasehold improvements	(	*)	2,017	2,017
			145,769	145,769
Less - Accumulated depreciation and amortization			117,214	82,656
			28,555	63,113

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
Loss from continuing operations, before income taxes, consists of the following:

	December 31 2009	December 31 2008
	$	$

United States	(34,274)	(954,198)
Israel	(261,914)	65,335
	(296,188)	(888,863)

B.           Deferred Tax

The components of the deferred tax assets are as follows:

	December 31 2008	December 31 2007
	$	$
Deferred tax assets:
Net operating loss carry forwards	1,286,057	1,206,307
Valuation allowance	(1,286,057)	(1,206,307)

Net deferred tax assets	-	-

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

* * * * * * * *

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC. (Registrant) By:
/s/ Gadi Aner	/s/Gabby Klausner
Gadi Aner	Gabby Klausner
Chief Executive Officer and Chairman	Treasurer and Chief Financial Officer
Date: March 25, 2011	Date: March 25, 2011