Form 10-Q/A
period 2010-06-30
ACRO INC.
filed 2011-03-25
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 15, 2010, 67,824,268 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

         This Amendment No. 1 to our quarterly report on Form 10-Q/A (the “Amendment”) speaks as of the filing date of our Form 10-Q for the period ending June 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2010 (the “Form 10-Q”), except for the certifications which speak as of the filing date of the Amendment.

         This Amendment is being filed to correct typographical errors in the Form 10-Q and the certifications.

         Other than as described above, this Amendment does not, and does not purport to, amend, update or restate any other information or disclosure included in the Form 10-Q and does not, and does not purport to, reflect any events that have occurred after the date of the initial filing of the Form 10-Q. As a result, our Quarterly Report on Form 10-Q for the period ending June 30, 2010, as amended by this Amendment, continues to speak as of the initial filing date of the Form 10-Q.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC. (Registrant) By:
/s/ Gadi Aner	/s/Gabby Klausner
Gadi Aner	Gabby Klausner
President, Chief Executive Officer & Director	Treasurer and Chief Financial Officer
Date: March 25, 2011	Date: March 25, 2011