Form 10-Q/A
period 2010-09-30
ACRO INC.
filed 2011-03-25
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 000-50482

ACRO Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0377767
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

18 Halivne street, Timrat Israel	23840
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTE

         This Amendment No. 1 to our quarterly report on Form 10-Q/A (the “Amendment”) speaks as of the filing date of our Form 10-Q for the period ending September 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on November 22, 2010 (the “Form 10-Q”), except for the certifications which speak as of the filing date of the Amendment.

This Amendment is being filed to correct typographical errors in the certifications and therefore, this Amendment consists of a cover page, this explanatory note, a signature page and the revised Exhibit 32.1.

         Other than as described above, this Amendment does not, and does not purport to, amend, update or restate any other information or disclosure included in the Form 10-Q and does not, and does not purport to, reflect any events that have occurred after the date of the initial filing of the Form 10-Q. As a result, our Quarterly Report on Form 10-Q for the period ending September 30, 2010, as amended by this Amendment, continues to speak as of the initial filing date of the Form 10-Q.

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