Form 10-K
period 2010-12-31
ACRO INC.
filed 2011-04-15
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

18 Halivne Street, Timrat,	23840
Israel	(Zip Code)
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

Yes ☐     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,034,728 (based on the average bid and asked price for the registrant’s common stock on June 30, 2010 on the OTC Bulletin Board of $0.03 per share).

At April 11, 2011, 67,824,268 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i.

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

Unless otherwise indicated, all references to “we,” “us,” “our,” “Company” and “ACRO” means ACRO Inc.

Corporate Overview

We developed and market products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd. (Acrosec), incorporated under the laws of the State of Israel. Effective January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with our wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec. Concurrently, the services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services, was terminated. The Intellectual Property Assignment and Services Termination Agreement effectively render ACRO as a holding company.

Initially, our business had been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources.

However, since we were not successful in implementing our initial business plan for consulting services, we decided to no longer offer consulting services to oil and gas companies.  Accordingly, on March 15, 2006, we completed our acquisition of a patent for $120,000 pursuant to a patent purchase agreement with Prof. Ehud Keinan, which we refer here as the Patent Purchase Agreement. The patent, U.S. Patent No. 6,767,717, describes a method of detection of peroxide-based explosives. Through a consulting services agreement that we signed at the same time, Prof. Keinan, the inventor of the method described in the patent, has agreed to provide consulting services to us in order to develop the patent into a commercially viable product.  We are a development stage company with little history of research and development of explosives detection equipment. We are currently contemplating to cease our current operations and purchase new technologies.

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

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible into up to 11,659,250 shares of our  common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of April 10, 2011, BioTech Knowledge LLC is our largest stockholder, holding approximately 30.91% of our common stock. As of April 10, 2011, we did not repay the loan and BioTech Knowledge LLC did not convert the note into shares.

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

During years 2009 and 2010, we received from BioTech Knowledge LLC additional interest-free loan in the aggregate amount of $90,000 in the form of a convertible promissory note, convertible into up to 11,250,000 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of April 10, 2011, we did not repay the loan and BioTech Knowledge LLC did not convert the note into shares.

On April 15, 2011, we received from each of Oren Fuerst and Noam Yellin an interest-free loan in the amount of $26,500 each, and in the aggregate amount of $53,000, in the form of convertible promissory notes. Each note is convertible into such number of shares of our common stock representing 10% of our issued and outstanding share capital (assuming the exercise or conversion of all options, warrants, convertible debentures, convertible securities or any other securities or contractual rights or power to purchase our securities), immediately prior to June 30, 2011, if not earlier converted or prepaid. In addition, pursuant to the terms of the notes we agreed, for a period of 60 days following March 31, 2011, we do not intend to proceed with financing, and agreed not to solicit, encourage others to solicit, encourage or accept any offers for the purchase or acquisition of any of the share capital of the Company, of all or any substantial part of the assets of the Company, or proposals for any merger or consolidation involving the Company, and during such period, we agreed not to negotiate with or enter into any agreement or understanding with any other person/entity with respect to any such transaction.

Concurrently with the execution of the note, Gadi Aner and Prof. Ehud Keinan, two of our directors, and BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan and, our controlling shareholder, signed an agreement to grant a call option to Mr. Fuerst and Mr. Yellin, for a period of 60 days following April 15, 2011, to purchase such number of shares of common stock of the Company held by them on the date of the exercise of the option, reflecting 51% of the outstanding and issued share capital of the Company (assuming the exercise or conversion of all options, warrants, convertible debentures, convertible securities or any other securities or contractual rights or power to purchase our securities), at the aggregate purchase price of $235,000. Pursuant to this agreement Mr. Aner, Prof Keinan and Biotech Knowledge LLC, further agreed that to the extent the call option will be exercised, to appoint 2 members to the Company's board of directors pursuant to Mr. Fuerst's and Mr. Yellin's choice

As of December 31, 2010, we had not realized any significant revenues from operations and experienced losses of $4,464,508.

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

In addition, we developed the ACRO-N.E.T. (Nitride Explosives Tester), which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2007, with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK. The ETK is capable of identifying the full range of well known types of military and commercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T.; however, it uses different solutions and detects different explosives. We also signed several agreements with LSRI pursuant to which we may distribute the ETK and ETK 5, exclusively, in several countries. The ETK’s kits complete our products.

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

Since the fourth quarter of 2007, we delivered samples of ACRO-SET to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia. During 2009, we had sales in the aggregate amount of $73,358. During 2010, we had sales in the aggregate amount of $79,227

ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK Nevertheless, we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace.

During 2008, we developed a product called “TATP Simulant”. The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and HMTD. We delivered samples of TATP Simulant to several clients, but at this stage we cannot estimate the commercial value of this product, if any.

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

We are currently contemplating to cease our current operations and purchase new technologies.

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

Competition

We are competing with other developers and manufacturers of explosive detection devices. Several of our competitors announced efforts to develop devices that detect TATP.  Most of these devices are based on air-sampling followed by spectral analysis using various methods.  These instruments, which are quite heavy and expensive, are designed primarily for checkpoint stations, such as airports and we do not consider them as competing products to ours. There are several more products in the market that are similar to our, but most of them are based on wet chemistry (it is necessary to drop different solutions on the suspected material), which is unfriendly and unsafe use. Another system used to identify explosives makes use of “spray” but it is unsafe and less accurate.

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

Furthermore, pursuant to our agreement with Yissum, dated November 25, 2009, we have obtained a license allowing us to commercial developing and marketing the technology of detecting Uronium salts traces. This enabled us developing our product, the ACRO U.E.T,as of December 31, 2010 this agreement wasn't renew.

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

We are currently contemplating to cease our current operations and purchase new technologies and therefore our success depends on our ability to purchase such new technologies.

During the twelve months ended December 31, 2010, we have invested a total of $58,738 in research and development activities compared to $65,167 invested for the comparative period in 2009.  Most of the research and development activity was done by consultants and subcontractors.

Government Approvals

Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations.

Employees

As of April 10, 2011, we do not have any employees. Our subsidiary, Acrosec, hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer. Commencing September 2009, Ms. Klausner provides her services as a freelance consultant.

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

Item 4. [Removed and Reserved].

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

The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter since January 1, 2007. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock as reported by the OTCBBon April 8, 2011, was $0.0122 per share.

	2009		2010
	High	High	High	Low
1st Quarter	0.04	0.01	0.12	0.02
2nd Quarter	0.01	0.01	0.09	0.02
3rd Quarter	0.04	0.01	0.04	0.01
4th Quarter	0.04	0.01	0.03	0.01

Outstanding Shares and Shareholders of Record

As of April 10, 2011, there were 68,824,268 shares of our common stock issued and outstanding. These shares were held by approximately thirty (30) shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Through the December 31, 2010, we authorized the issuance of options to our directors and officers to acquire in the aggregate of 2,415,232 shares of our common stock. For more information, see Item. 11 entitled “Executive Compensation.”

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

On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 600,000 of the options became vested on December 31, 2008, and 150,000 of the options shall vest at the end of each subsequent quarter, for a period of 2 years. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock. As of December 31, 2009, all options are fully vested.

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

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. During years 2009 and 2010 we received another interest-free loan from BioTech Knowledge LLC in the amount of $90,000, convertible to up to 11,250,000 shares of common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of April 10, 2011, we did not repay the loan and BioTech Knowledge LLC did not convert the note into shares.

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

On April 15, 2011, we received from each of Oren Fuerst and Noam Yellin an interest-free loan in the amount of $26,500 and in the aggregate amount of $53,000, in the form of convertible promissory notes. Each note is convertible into such number of shares of our common stock representing 10% of our issued and outstanding share capital (assuming the exercise or conversion of all options, warrants, convertible debentures, convertible securities or any other securities or contractual rights or power to purchase our securities), immediately prior to June 30, 2011, if not earlier converted or prepaid.

Concurrently with the execution of the note, Gadi Aner and Prof. Ehud Keinan, two of our directors, and BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan and our controlling shareholder signed an agreement to grant a call option to Mr. Fuerst and Mr. Yellin, for a period of 60 days following Aptil 14, 2011, to purchase such number of shares of common stock of the Company held by them on the date of the exercise of the option, reflecting 51% of the outstanding and issued share capital of the Company (assuming the exercise or conversion of all options, warrants, convertible debentures, convertible securities or any other securities or contractual rights or power to purchase our securities), at the aggregate purchase price of $235,000.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 11 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and related notes thereto.  In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations.

Going Concern

The continuation of our business is dependent upon our raising additional financial support or on our ability to purchase new technologies. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We have historically incurred losses, and from inception through December 31, 2010, we have incurred losses of $4,464,508. Because of these historical losses, we will require additional working capital to develop our business operations.

There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $201,274, as described in detail in Item. 1 entitled “Business” under “Corporate Overview”.

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

Critical Accounting Policies

Share Based Compensation

The Company accounts for stock-based awards to employees in accordance with (ASC) 718-10 and related interpretations, which requires all share-based payments to employees to be recognized based on their fair values.  The Company recorded the stock based compensation granted to a consultant on the date the consultant earned the awarded shares in the same manner as if the Company paid cash to the consultant for his services.

The Company accounts for convertible debt with beneficial conversion feature in accordance with ASC 470-20 which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature in additional paid-in capital. The recognition is done by allocating a portion of the proceeds equal to the intrinsic value of that feature in additional paid-in capital. The intrinsic value is calculated as the difference between the effective conversion price of the convertible debt and the fair value of the shares at issuance date.

The Company accounts for intangible assets in accordance with ASC 360-10 under which recoverability of assets are tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
The financial hardship of the Company together with the difficulties in sales experienced in the recent year and lack of forecasted improvement, led the Company to evaluate the recoverability of its intangible assets. The result of the evaluation was the decision that the intangible assets are not recoverable and should be written off entirely.

Financial Condition, Liquidity and Capital Resources

During the twelve months ended December 31, 2010, we incurred a loss of $426,198, comparable to a net loss of $412,678 for the comparative period in 2009.

During the twelve months ended December 31, 2010, we incurred $437,714 of operating expenses, comprised primarily of $58,738 for research and development costs, $23,344 for stock-based compensation expenses, $355,632 for general and administrative cost.

During the twelve months ended December 31, 2009, we incurred $405,608 of operating expenses, comprised primarily of $65,167 for research and development costs, $19,045 for stock-based compensation expenses, $14,520 for sales and marketing costs, $306,876 for general and administrative cost.

At December 31, 2010, we had a deficit in working capital of $382,354.

At December 31, 2010, our company had total assets of $51,735, which consisted mainly of cash and equivalents of $7,429, fixed assets of $15,980 and prepaid expenses and other current and non-current assets of $28,326.

At December 31, 2009, our company’s total liabilities were $376,025.

During the twelve months ended December 31, 2010, we had revenues of $79,227. From inception through December 31, 2010 we had revenues of $224,503.

Results of Operations

In the fiscal year ended December 31, 2010, we generated revenues of $79,227 and incurred a loss of $426,198 during that period.

Off-Balance Sheet Arrangements

None

Plan of Operation

Our primary objectives over the 12 month period ending on December 31, 2011, it to keep our current law activity phase of operations, while exploring the purchase of new technologies.

Cash Requirements

Our cash requirement for the next 12 months is approximately $300,000. We estimate our operating expenses and working capital requirements at our current minimal activity phase, for fiscal year 2011 to be as follows:

Estimated Expenses to December 31, 2011

Sales and Marketing	$50,000
General and Administrative	$250,000

Total	$300,000

At December 31, 2010, we had a deficit in working capital of $382,354 out of which $329,340 are payable to directors, which agreed to defer their fees until further notice.

We are also currently committed to loans repayment of approximately $201,274, as described in detail in Item. 1 entitled “Business” under “Corporate Overview”.

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

Products Developed

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

In addition, we have developed another device called ACRO-N.E.T., which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2008 with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T is based on the LSRI explosive detecting kit, called ETK. The ETK is capable of identifying the full range of well known types of military and commercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T (it is the same device) but it is using different solutions and detects different explosives.

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

During 2008, we developed a product called “TATP Simulant”. The TATP Simulant is a hands-on tool of practicing detection and identification of peroxide based explosives such as TATP and HMTD. We delivered samples of TATP Simulant to several clients, but at this stage we cannot estimate the commercial value of this product, if any.

During 2009, we developed the ACRO-CH.E.T. (Chlorates Explosives Tester) which detects chlorate based explosives traces and the ACRO-U.E.T (Urea nitrate Explosives Tester) which detects urea nitrate traces. Both products have low false positive and negative alarm rates. Our product,

During the first quarter of 2010, we completed the development, Acro-ANET, a specific tester and a trace-detector of ammonium nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer, and are the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of ACRO Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of ACRO Inc. and subsidiary (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statement of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010, and for the period from May 22, 2002 (date of incorporation) to December 31, 2010. These financial statements are the responsibility of the Company’s Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACRO Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and for the period ended May 22, 2002 (date of incorporation) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development stage company engaged in development of products for the detection of military and commercial explosives for the homeland security market.  As discussed in Note 1 to the financial statements, the Company’s operating losses since inception to December 31, 2010, raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Member Firm of Deloitte Touche Tohmatsu

Tel Aviv, Israel April 15, 2011

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Consolidated Balance Sheets

	December 31	December 31
	2010	2009
	$	$

Assets
Current assets:
Cash and cash equivalents	7,429	25,812
Trade receivables	1,067	3,359
Prepaid expenses and other current assets (Note 3)	27,259	9,332
Total current assets	35,755	38,503

Other non-current assets	-	2,762
Property and equipment, net (Note 4)	15,980	28,555
Intangible assets, net	-	74,507
Total assets	51,735	144,327

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Shot term bank credit	-	795
Accounts payable and accrued liabilities	418,109	285,693
Total current liabilities	418,109	286,488

Convertible Promissory Note and other (Note 7)	183,178	89,537
Total liabilities	601,287	376,025

Commitments (Notes 8 and 10)

Stockholders’ deficiency:
Common stock; $0.001 par value; 700,000,000 shares authorized;
and 67,824,268 shares issued and outstanding as of
December 31, 2009 and December 31, 2008, respectively	68,823	67,823
Additional paid-in capital	3,846,133	3,738,789
Deficit accumulated during the development stage	(4,464,508)	(4,038,310)
Total stockholders’ deficiency	(549,552)	(231,698)
Total liabilities and stockholders’ deficiency	51,735	144,327

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Consolidated Statements of Operations

			Cumulative
			from inception
			(May 22, 2002)
	Year ended December 31		to December 31
	2010	2009	2010
	$	$	$

Revenues	79,227	73,358	224,503

Costs and expenses :
Research and development	58,738	65,167	585,569
Sales and marketing	-	14,520	324,350
General and administrative *	316,469	325,921	3,557,392
Impairment of Intangible assets	62,507	-	62,507

Total operating expenses	437,714	405,608	4,529,818

Operating loss	(358,487)	(332,250)	(4,305,315)
Interest income (expenses), net	(67,711)	(80,428)	(91,166)
Loss before income taxes	(426,198)	(412,678)	(4,396,481)
Income tax expense	-	-	68,026

Net loss	(426,198)	(412,678)	(4,464,508)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.08)

Weighted average number of shares used in computing
basic and diluted net loss per common share	68,199,067	67,823,725	52,843,741

*
Includes $23,344, $19,045 and $1,106,591 in stock-based compensation to employees and non-employees for the years ended December 31, 2010, 2009 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2010 respectively.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Statement of Stockholders’ Equity

			Additional		Total
	Common stock		paid-in	Deficit	stockholders’
	Shares	Amount	Capital	accumulated	equity (deficit)
		$	$	$	$
Balance as at December 31, 2007	67,543,275	67,543	3,534,360	(2,729,431)	872,472

Issuance of common stock on January 22, 2008	33,332	33	(33)	-	-
Issuance of common stock on April 27, 2008	180,997	181	(181)	-	-
Issuance of common stock on July 14, 2008	33,332	33	(33)	-	-
Issuance of common stock on October 29, 2008	33,332	33	(33)	-	-
Stock-based compensation to employees and non-employees	-	-	63,545	-	63,545
Net loss for the year	-	-	-	(896,201)	(896,201)

Balance as at December 31, 2008	67,824,268	67,823	3,597,625	(3,625,632)	39,816
Beneficial conversion feature (note 7)			122,119		122,119
Stock-based compensation to employees and non-employees	-	-	19,045	-	19,045
Net loss for the year	-	-	-	(412,678)	(412,678)

Balance as at December 31, 2009	67,824,268	67,823	3,738,789	(4,038,310)	(231,698)
Beneficial conversion feature (note 7)			60,000		60,000
Issuance of common stock on March 15, 2010	1,000,000	1,000	24,000	-	25,000
Stock-based compensation to employees and non-employees	-	-	23,344	-	23,344
Net loss for the year	-	-	-	(426,198)	(426,198)
Balance as at December 31, 2010	68,824,268	68,823	3,846,133	(4,464,508)	549,552

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Consolidated Statements of Cash Flows

			Cumulative
			from inception
			(May 22, 2002)
	Year ended December 31		to December 31
	2010	2009	2010
	$	$	$
Cash flows from operating activities:
Net loss	(426,198)	(412,678)	(4,464,508)
Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	88,304	46,557	251,011
Expenses for Beneficial conversion feature (note 7)	58,641	88,382	147,023
Stock-based compensation	23,344	19,045	1,106,591
Changes in operating assets and liabilities:
Trade receivables	2,292	5,444	(1,067)
Prepaid expenses and other current assets	(17,927)	(2,478)	(27,259)
Accounts payable and accrued liabilities	132,417	118,466	418,109
Net cash used in operating activities	(139,127)	(137,262)	(2,566,600)

Cash flows from investing activities:
Decrease (increase) in long term deposit	2,761	2,062	-
Purchase of property and equipment	(1,222)	-	(146,991)
Purchase of intangible assets	-	-	(120,000)
Net cash used in investing activities	(1,223)	2,062	(266,991)

Cash flows from financing activities:
Decrease in short term bank-credit	(795)	795	-
Convertible Promissory Note and other	95,000	123,274	218,274
Proceeds from issuance of common stock	25,000	-	2,861,286
Offering costs	-	-	(238,540)
Net cash provided by financing activities	119,205	124,069	2,841,020
Net (decrease) increase in cash and cash equivalents	(18,383)	(11,131)	7,429
Cash and cash equivalents at beginning of period	25,812	36,943	-
Cash and cash equivalents at end of period	7,429	25,812	7,429

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

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

B.           Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of $4,464,508 from operations since its inception.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.           Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

D.           Convertible debt with beneficial conversion feature

The Company accounts for convertible debt with beneficial conversion feature in accordance with ASC 470-20 which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature in additional paid-in capital. The recognition is done by allocating a portion of the proceeds equal to the intrinsic value of that feature in additional paid-in capital. The intrinsic value is calculated as the difference between the effective conversion price of the convertible debt and the fair value of the shares at issuance date.

E.            Intangible Assets

The Company accounts for intangible assets in accordance with ASC 360-10 under which recoverability of assets are tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
The financial hardship of the Company together with the difficulties in sales experienced in the recent year and lack of forecasted improvement, led the Company to evaluate the recoverability of its intangible assets. The result of the evaluation was the decision that the intangible assets are not recoverable and should be written off entirely.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 3 - Prepaid Expenses and Other Current Assets

	December 31	December 31
	2010	2009
	$	$

Value-added tax receivable	21,292	3,414
Prepaid expenses	5,967	5,918
	27,259	9,332

Note 4 - Property and Equipment

Property and equipment consist of the following:

	Estimated
	useful life	December 31	December 31
	(years)	2010	2009
		$	$

Computer equipment	3	14,709	13,487
Production equipment	3	122,341	122,341
Furniture	7-15	7,924	7,924
Leasehold improvements	(*)	2,017	2,017
		146,991	145,769
Less - Accumulated depreciation and amortization		131,011	117,214
		15,980	28,555

(*) over the lease term

Depreciation expense for the year ended December 31, 2010 and 2009 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2010, was $13,797, $34,557 and $131,011, respectively.

Note 5 - Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent was being amortized over the life of the asset which was estimated at 10 years. Amortization expense for each of the years ended December 31, 2010 and 2009 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2010 was $12,000, $12,000 and $57,493, respectively. As discussed in note 2D, and as a result of the financial hardship of the company, the Company evaluated that this intangible assets are not recoverable and therefore written it off entirely.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 6 - Income Taxes

A.           Income Taxes

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary, which was formed in March 2006, in accordance with local tax laws. In 2010 and 2009, loss before income taxes of the Israeli subsidiary is $314,519and $378,404 respectively, and the loss before income taxes for the Company in the US is $101,679 and $34,274 respectively. The regular corporate tax rate in Israel for 2010 is 25%. The Israeli corporate tax rates for 2011 and thereafter are as follows: 2011 – 24%, 2012 – 23%, 2013 – 22%, 2014 – 21%, 2015 – 20%, 2016 and thereafter – 18% The applicable statutory tax rate for the Company in the US is 34%.
Loss from continuing operations, before income taxes, consists of the following:

	December 31	December 31
	2010	2009
	$	$

United States	(101,679)	(34,274)
Israel	(324,519)	(378,404)
	(426,198)	(412,678)

B.           Deferred Tax

The components of the deferred tax assets are as follows:

	December 31	December 31
	2010	2009
	$	$

Deferred tax assets:
Net operating loss carry forwards	1,419,379	1,310,429
Valuation allowance	(1,419,379)	(1,310,429)

Net deferred tax assets	-	-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $1,419,379 and $1,310,429 respectively. The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $108,950 and $104,122, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers projected taxable income and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.  Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 6 - Income Taxes (Cont’d)

As of December 31, 2010, the Company has net operating loss carry forwards for federal income tax purposes of approximately $4.3 million, after the consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal Revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

C.           Reconciliation of Income Tax Expense:

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31
	2010	2009
	$	$

Loss before income taxes as per the income statement	(426,198)	(412,678)

Tax calculated according to the statutory tax rate of 34%	(144,907)	(140,310)

Increase (decrease) in income tax resulting from:
Non-deductible expenses	-	-
Change in valuation allowance	108,950	104,122
Foreign tax rate differential	29,205	34,056
Exchange rate differences	6,752	2,132
Total income tax expense	-	-

The income tax payable as of December 31, 2010 and 2009 was $1,375 and $9,880 respectively.

D.           Accounting for Uncertainty in Income Taxes

The Company and its subsidiary adopted FIN 48 as of January 1, 2007, but the adoption had no effect on the financial statements.

As of January 1, 2010 and for the 12 months ended December 31, 2010, the Company and its subsidiary did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company and its subsidiary’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 7 – Convertible Promissory Notes and other

On February 22, 2009, the Company received an interest free loan in the amount of $93,274 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. During years 2009 and 2010, the Company received from Bio Tech Knowledge LLC additional interest free loans, with the same terms, in an aggregate amount of $90,000. The loans are convertible to up to 11,250,000 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the date of the grant, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. The company did not repay the loans and BioTech Knowledge LLC did not convert the note into shares.

Consistent with provisions of ASC 470-20, the Company evaluated whether the notes contain a beneficial conversion feature ("BCF") and determined that in most cases the BCF amount exceeded the amount of notes, and as a result the notes initially recorded at nil and are to be amortized over the term of notes, which is one year (although as discussed below repayment or conversion did not occurred although the one year period had passed).

As of December 31, 2010 and 2009 the Company recorded in the financial reports convertible promissory notes of $148,178 and $ 89,537 respectively, representing the carrying values of the Notes net of unamortized discount.

On April 1, 2010, the Company received a loan from Lindon Group Inc., Rhode Island Corporation (which is a related party of one of the company's major customers) in the amount of $35,000, bearing a yearly interest of 6%, in the form of a promissory note. This loan was forgiven by Lindon group on March 8, 2011, along with terminating its distribution agreement with the Company.

Note 8 – Stock Transactions

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 8 – Stock Transactions (Cont’d)

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

Note 9 - Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the Company’s advisory board. One of the consultants resigned during 2007. During the years ended December 31, 2010, 2009 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2010, the consultants earned 0 shares, 99,996 shares and 1,264,407 shares respectively. 113,844 shares out of the total shares that were earned have not yet been issued. During the years ended December 31, 2010, 2009 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2010, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $0, and $1,006,207 respectively.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 9 - Stock-Based Compensation (cont'd)

 In addition, following the adoption of a Stock Option Plan, on April 28, 2008, the Company’s board of directors approved the grant of an option to the director to purchase 215,232 shares of common stock of the Company at an exercise price per share that is equal to the par value of the Company’s common stock. All options became vested as of September 30, 2010.

On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 1,350,000 of the options became vested as of December 31, 2010, 450,000 of the options were cancelled, due to work termination of one of the executives. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock (as described above).

On April 28, 2008, the Company’s board of directors further approved the issuance of 147,665 shares of common stock to two of the Company’s directors at a price per share that is equal to the par value of the Company’s common stock and other valuable consideration.

On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All options became vested as of December 31, 2010.

Note 10 - Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 5), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The agreement period was ended at February 1, 2009. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of December 31, 2010, is $19,500 and is included at accounts payable. During the year ended December 31, 2010 and 2009, the Company incurred $0 and $3,000, respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 5).

During the years ended December 31, 2010 and 2009, the Company incurred an expense of $126,720 and $126,720, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors. Starting from October 2008, the Company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice

The total amount of the deferred payment as of December 31, 2010, is $279,840 and is included at accounts payable.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of December 31, 2010

Note 11 – Commitments

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

Note 12 – Change in convertible promissory notes relating to previous years

The Company restated the comparative amount of 2009 to give effect to Beneficial Conversion Feature ("BCF") in the amount of $112,119 derived from convertible promissory notes provided by one of  it shareholder. The Company also gave effect to the amortization of the discount of $88,382 created by the BCF above. The Company concluded that the effect on its position and results of operations is immaterial for the financial statements of 2009 and the consideration of either Iron Curtain or the Rollover approaches would not be different. The Company also concluded that applying the Iron Curtain approach in the financial statements of 2010 to give effect to the amortization of the discount of $88,382 may cause the 2010 financials to materially misstated and hence amended the financial statements of 2009 as a comparative amounts in this financial statements of 2010.
The effect of the restatement of the amounts previously presented in 2009 is as follows:

	As Presented	Restated
Additional paid in capital	$3,616,670	$3,738,789
Convertible Promissory Notes, net	123,274	89,537
Interest income (expense), net	7,954	(80,428)

Note 13 – Subsequent Event

On April 15, 2011 the company received a loan of an aggregated amount of $53,000 from Oren Fuerst and Noam Yellin ($26,500 from each) , in a form of convertible promissory note to be repaid until June 30, 2011, unless is earlier converted into such number of shares, representing 20% of the companies issued and outstanding of stock capital in fully diluted basis (10% each).

On March 8, 2011 the company terminated its distribution agreement with Lindon group. At the same time, Lindon group agreed to forgive the repayment of a $35,000 loan that was given to the company in year 2010.

* * * * * * * *

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)          Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework for Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2010.

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

(c)          There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers, their ages, positions held and duration each person has held that position, as of April 10, 2011.

Name	Age	Position	Date First Elected or Appointed
Gadi Aner	57	Chief Executive Officer and Chairman	March 15, 2006
Prof. Ehud Keinan	63	Director	March 15, 2006
Dan Elnathan(1)	56	Director	March 15, 2006
Gabby Klausner (2)	40	Treasurer and Chief Financial Officer	June 1, 2007

(1) Sole member of the Audit Committee.
(2) Commencing February 2009, Ms. Klausner provides her services, as a freelance consultant.

Significant Employees

As of April 10, 2011, we do not have any employees.

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

Dan Elnathan Dr. Elnathan is currently a senior lecturer at the Accounting Department at the College of Management in Israel. He has served as the department chairman from 2002 till 2010. From 2000 to 2001, he was a professor of clinical accounting at the University of Southern California’s School of Accounting. From 2004 to 2010 Dr.. Elnathan also served as a member of the board of director and the chairman of the audit committee of Vita Pri Hagalil, an Israeli public company. From 2010 he serves as a board member and member of the audit committee of Electronics Line 3000, an Israeli public company. Dr. Elnathan received his Ph.D. in Accounting from the Wharton School of Business at University of Pennsylvania.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)

Gadi Aner	2010	-	-	-	-	-	126,720	(1)	25,450	(1)	152,540
Chief Executive Officer and Chairman	2009	-	-	-	-	-	126,720	(1)	25,820	(1)	152,540

Gabby Klausner(2)	2010	-			-		-		25,648	(2)	25,648
Chief Financial Officer	2009	36,507			-	-	-		5,246	(2)	41,753

(1)
Earned by M.G-Net Ltd., a private company wholly-owned by Gadi Aner, for his services as Chairman of the Board and Chief Executive Officer.  An amount of $279,840 is deferred, since starting from October 2008, Mr. Aner agreed to defer the payment of 100% of his monthly fee until further notice.

In the years ended 2010 and 2009, the compensation to Mr. Aner, included car maintenance expenses of $25,450 and $25,820, respectively.
(2)
In August 2009, an amount of $6,019 was paid for redemption of accrued vacation days upon termination of employment. Beginning on September 2009 Ms. Klausner provide services to the Company as a freelanced CFO. For the years ended 2010 and 2009, the consultant fees that were paid to Ms. Klausner were $25,648 and $5,246 respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards for the fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ($)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Gadi Aner, Chief Executive Officer and Chairman	600,000	300,000	-	0.075	April 28, 2016

Gabby Klausner, Chief Financial Officer	300,000	150,000	-	0.075	April 28, 2016
	200,000	-	-	0.06	July 8, 2016

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

On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 1,350,000 of the options became vested on December 31, 2010 and 450,000 of the options expired following the termination of one of the executives. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock. All options are fully vested as of December 31, 2010.

On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All 400,000 options are fully vested as of December 31, 2010.

Compensation of Directors

The following table sets forth the compensation of our directors for the fiscal year ended December 31, 2010:

Director Compensation
Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dan Elnathan	12,000	(2)	-	-	-	-		12,000
Prof. Ehud Keinan	-		-	-	-	-		-

(1) The compensation of Gadi Aner, our Chief Executive Officer and Chairman, is fully reflected in the Summary Compensation Table above.
(2) The earned fees were deferred until further notice

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

In February 2008, our board of directors approved an adoption of an Israeli share option plan, according to the capital gains tax track through a trustee. It was decided to reserve a pool of 4,000,000 shares of our common stock of the Company, for allocation to employees, directors and consultants under the plan.

On April 28, 2008, the Company’s board of directors approved the grant of options to purchase 1,800,000 shares of common stock of the Company to the trustee in trust for the Company’s executives, at an exercise price of $0.075 per share. 1,350,000 of the options became vested on December 31, 2010, and 450,000 of the options expired following the termination of one of the executives. An additional option to purchase 215,232 shares of common stock of the Company was granted to a director at an exercise price per share that is equal to the par value of the Company’s common stock. All options are fully vested as of December 31, 2010.

On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All 400,000 options are fully vested as of December 31, 2010.

The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2010.

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

(1)
As of December 31, 2010, the following options have been issued and outstanding pursuant to an equity compensation plan: (i) an option to purchase 900,000 shares of common stock granted to Gadi Aner, an option to purchase 450,000 shares of common stock granted to Gabby Klausner, each with an exercise price of $0.075 per share pursuant to the approval of the Company’s board of directors dated April 28, 2008;  (ii) an option to purchase 215,232 shares of common stock granted to Dan Elnathan with an exercise price of $0.001 per share pursuant to the approval of the Company’s board of directors dated April 28, 2008; (iii) an option to purchase 200,000 shares of common stock granted to Gabby Klausner with an exercise price of $0.06 per share pursuant to the approval of the Company’s board of directors dated July 8, 2008.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of March 15, 2011, by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 15, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)

Common Stock	Prof. Ehud Keinan	48,874,744	3)	52.8%
	10550 North Torrey
	Pines Road
	MB-20, La Jolla
	CA 92037
Common Stock	Gadi Aner	6,255,686	(4) (4)	6.75%
	P.O. Box 18
	Timrat, 23840
	Israel
Common Stock	Zeev Bronfeld	5,999,994		6.48%
	6 Ori Street
	Tel Aviv, 65654
	Israel
Common Stock	Dan Elnathan	215,232		0.2%
	45 Nof Harim St., Mevaseret
	Zion, 90805 Israel
Common Stock	Gabby Klausner	650,000		0.7%
	33 Hachatzavim St.
	Ramat Yishay
	POB 2173, Israel
Common Stock	Directors and Officers (as	55,995,662		60.45%
	a group) (4 persons)

 (1) Regulations under the Exchange Act, defines a beneficial owner of a security as: (a) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares; (b) any person who, directly or indirectly, create or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2011.

(2) Based upon 67,824,268 issued and outstanding shares of common stock as of March 15, 2011.

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

Transactions with our Controlling Shareholder

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. BioTech Knowledge LLC is our largest stockholder, holding approximately 30.91% of our common stock. As of April 10, 2011, we did not repay the loan and BioTech Knowledge LLC did not convert the note into shares.

During year 2009 and 2010, we received another interest-free loan from BioTech Knowledge LLC in the amount of $90,000, convertible to up to 11,250,000 shares of common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of April 10, 2011, we did not repay the loan and BioTech Knowledge LLC did not convert the note into shares.

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

	Fiscal Year Ended December 31,
	2010	2009
	(in thousands)
Audit Fees	$15	$20
Audit-Related Fees	$-	$-
Tax Fees	$5	$5
All Other Fees	$-	$-
Total	$20	$25

Audit Fees

For the fiscal year ended December 31, 2010, Brightman Almagor Zohar & Co., a member of Deloitte Touche Tohmatsu (“Brightman Almagor Zohar & Co.”) is expected to bill approximately $20,000 for the audit of our annual financial statements and review of our Form 10-K. For the fiscal year ended December 31, 2009, Brightman Almagor Zohar & Co. billed approximately $20,000 for these services. For fiscal year ended December 31, 2009, Brightman Almagor Zohar & Co. agreed to reduce it's fees from $40,000 to $20,000, due to the Company's cash problems.

Tax Fees

For the fiscal year ended December 31, 2010, Brightman Almagor Zohar & Co. is expected to bill approximately $5,000 for the Israeli subsidiary’s tax reports reviewing and filing services. For the fiscal year ended December 31, 2009, Brightman Almagor Zohar & Co. billed $5,000 for these services.

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

ACRO INC.
(Registrant)

By:
/s/ Gadi Aner	/s/ Gabby Klausner
Gadi Aner	Gabby Klausner
Chief Executive Officer	Treasurer and
and Chairman	Chief Financial Officer
Date: April 15, 2011	Date: April 15, 2011

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

Signature	Title	Date

/s/ Gadi Aner	Chief Executive Officer & Chairman	April 15, 2011
Gadi Aner	(principal executive officer)

/s/ Gabby Klausner	Treasurer & Chief Financial Officer (principal	April 15, 2011
Gabby Klausner	financial officer and principal accounting officer)

/s/ Ehud Keinan	Director	April 15, 2011
Ehud Keinan

/s/ Dan Elnathan	Director	April 15, 2011
Dan Elnathan

Exhibit Index

Number	Description	Method of Filing

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2006

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.5	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.8	Cooperation and Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.9	Intellectual Property Assignment and Services Termination Agreement, dated March 30, 2009.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 30, 2009

10.10	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.11	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K filed March 30, 2009

10.12	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 29, 2010

10.13	Warrant between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.14	The Registrant’s 2008 Israeli Share Option Plan	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 1, 2008

10.15	Finders Agreement between the Registrant and Siden Investment Inc. dated March 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.16	Convertible Promissory Note between the Registrant and Oren Fuerst, dated March 31, 2011.	Filed herewith.

10.17	Convertible Promissory Note between the Registrant and Noam Yellin, dated March 31, 2011.	Filed herewith.

14.1	Code of Business Conduct and Ethics and Compliance Program	Incorporated by reference to Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed March 30, 2005

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to our annual report on Form 10-K filed March 30, 2009

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith