Form 10-K/A
period 2009-12-31
ACRO INC.
filed 2011-05-09
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(AMENDMENT NO. 2)

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
Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes ☐ No ☐

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☐

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

EXPLANATORY NOTE

This Amendment No. 2 to our annual report on Form 10-K/A (the “Amendment”) speaks as of the filing date of our Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2010 (the “Form 10-K”), except for the certifications which speak as of the filing date of the Amendment.

This Amendment is being filed add a missing certification to the 1st amendment that was filed on March 25th, 2011.

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

ACRO INC.
(Registrant)

By:
/s/ Gadi Aner	/s/ Gabby Klausner
Gadi Aner	Gabby Klausner
Chief Executive Officer	Treasurer and
and Chairman	Chief Financial Officer
Date: May 6, 2011	Date: May 6, 2011