Form 10-Q/A
period 2010-06-30
ACRO INC.
filed 2011-05-09
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to our quarterly report on Form 10-Q/A (the “Amendment”) speaks as of the filing date of our Form 10-Q for the period ending June 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2010 (the “Form 10-Q”), except for the certifications which speak as of the filing date of the Amendment.

This Amendment is being filed to correct typographical in the certifications.

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

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Operations

					Cumulative
					from Inception
					(May 22, 2002)
	Three months ended June 30		Six months ended June 30		to June 30
	2010	2009	2010	2009	2010
	$	$	$	$	$

Revenues	39,003	7,373	59,377	13,985	204,653

Costs and expenses :

Research and development	43,021	14,121	60,132	32,696	586,962
Sales and marketing	-	4,598	4,202	16,543	328,552
General and administrative*	76,670	76,723	150,551	175,700	3,391,472

Total operating expenses	119,691	95,442	214,885	224,939	4,306,986

Operating loss	(80,688)	(88,069)	(155,508)	(210,954)	(4,102,333)

Interest and other income (expenses), net	9,925	(956)	4,497	(2,556)	45,310

Loss before income tax	(70,763)	(89,025)	(151,011)	(213,510)	(4,057,023)
Income tax	-	-		-	43,916

Net loss	(70,763)	(89,025)	(151,011)	(213,510)	(4,100,939)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares used in computing basic and diluted net loss per common share	68,823,725	67,823,725	68,823,725	67,823,725	51,820,331

*
Includes $5,836, $8,218; $11,672, $16,464 and $1,094,919 in stock-based compensation to employees and non-employees for the three months periods, for the six months periods ended June 30, 2010, and 2009 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2010 respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Consolidated Statements of Cash Flows

			Cumulative
			from inception
			(May 22, 2002)
	Six months ended June 30		to June 30
	2010	2009	2010
	$	$	$

Cash flows from operating activities:
Net loss	(151,011)	(213,510)	(4,100,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers		-	3,500
Depreciation and amortization	13,626	28,995	176,334
Stock-based compensation	11,672	16,464	1,094,919
Changes in operating assets and liabilities:
Decrease (Increase) in Trade receivables	(16,269)	3,806	(19,628)
Increase in Prepaid expenses and other current assets	(11,502)	(8,888)	(20,834)
Increase in Accounts payable and accrued liabilities	43,424	51,476	329,117
Net cash used in operating activities	(110,060)	(121,657)	(2,537,531)

Cash flows from investing activities:
Decrease (increase) in long term deposit	(577)	(7)	(3,340)
Purchase of property and equipment	(1,222)	-	(146,991)
Purchase of intangible assets	-	-	(120,000)
Net cash used in investing activities	(1,799)	(7)	(270,331)

Cash flows from financing activities:
Decrease in short term bank credit	(795)	-	-
Increase in Convertible promissory note	67,500	93,274	190,774
Proceeds from issuance of common stock	25,000	-	2,861,286
Offering costs	-	-	(238,540)
Net cash provided by financing activities	91,705	93,274	2,813,520
Net (decrease) increase in cash and cash equivalents	(20,154)	(28,390)	5,658
Cash and cash equivalents at beginning of period	25,812	36,943	-
Cash and cash equivalents at end of period	5,658	8,553	5,658
Non-cash activities

Supplemental disclosures of cash flow information:

Cash paid for taxes	-	-	-

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

ACRO INC.
(Registrant)

By:
s/ Gadi Aner	/s/Gabby Klausner
Gadi Aner	Gabby Klausner
President, Chief Executive Officer	Treasurer and
& Director	Chief Financial Officer
Date: May 6, 2011	Date: May 6, 2011

Exhibit Index

Number	Description	Method of Filing
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007
(10)	Material Contracts
10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2006

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.5	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.8	Cooperation and Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.9	Intellectual Property Assignment and Services Termination Agreement, dated March 30, 2009.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 30, 2009

10.10	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.11	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K filed March 30, 2009

10.12	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 29, 2010

10.13	Warrant between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.14	The Registrant’s 2008 Israeli Share Option Plan	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 1, 2008

10.15	Finders Agreement between the Registrant and Siden Investment Inc. dated March 13, 2010.	Incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K filed March 29, 2010

10.16	Promissory Note between the Registrant and Lindon Group, dated April 1, 2010.	Incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 20, 2010

(31)	Section 302 Certification
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith
(32)	Section 906 Certification
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith