Form 10-Q/A
period 2010-09-30
ACRO INC.
filed 2011-05-09
CIK 1228386

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

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Cash Flows

			Cumulative
			from inception
	Nine months ended		(May 22, 2002)
	September 30		to September 30
	2010	2009	2010
	$	$	$

Cash flows from operating activities:
Net loss	(217,206)	(288,628)	(4,167,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers		-	3,500
Depreciation and amortization	20,010	43,772	182,717
Stock-based compensation	17,508	16,464	1,100,755
Changes in operating assets and liabilities:
Decrease (Increase) in Trade receivables	(16,011)	8,803	(19,370)
Increase in Prepaid expenses and other current assets	(15,227)	(6,203)	(24,559)
Increase in Accounts payable and accrued liabilities	93,113	82,355	378,806
		-
Net cash used in operating activities	(117,813)	(143,437)	(2,545,285)

Cash flows from investing activities:
Decrease (increase) in long term deposit	(3,401)	(213)	(6,163)
Purchase of property and equipment	(1,222)	-	(146,991)
Purchase of intangible assets	-	-	(120,000)
		-
Net cash used in investing activities	(4,623)	(213)	(273,154)

Cash flows from financing activities:
Decrease in short term bank credit	(795)		-
Increase in Convertible promissory note	77,500	113,274	200,774
Proceeds from issuance of common stock	25,000	-	2,861,286
Offering costs	-		(238,540)
Net cash provided by financing activities	101,705	113,274	2,823,520
Net (decrease) increase in cash and cash equivalents	(20,731)	(30,376)	5,081
Cash and cash equivalents at beginning of period	25,812	36,943	-
Cash and cash equivalents at end of period	5,081	6,567	5,081
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

Financial Condition, Liquidity and Capital Resources

During the three months ended September 30, 2010, we incurred a loss of $79,193, compared to a net loss of $75,117 for the comparative period in 2009.

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