Form 10-Q
period 2011-03-31
ACRO INC.
filed 2011-05-23
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 23, 2011, 68,824,268 shares of the registrant’s common stock were outstanding.

Table of Contents
ACRO INC.
(“The Company”)

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets

	March 31	December 31
	2011	2010
Assets	$	$

Current assets:
Cash and cash equivalents	534	7,429
Trade receivables	-	1,067
Prepaid expenses and other current assets	22,403	27,259

Total current assets	22,937	35,755

Property and equipment, net (Note 3)	13,394	15,980

Total assets	36,331	51,735

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable and accrued liabilities	471,578	418,109

Total current liabilities	471,578	418,109

Convertible Promissory Note (Note 7)	165,535	183,178

Total liabilities	637,113	601,287

Commitments (Notes 5 and 8)
Stockholders' deficiency:
Common stock; $0.001 par value; 700,000,000 shares authorized; 68,824,268 and 68,824,268 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	68,823	68,823
Additional paid-in capital	3,851,968	3,846,133
Deficit accumulated during the development stage	(4,521,573)	(4,464,508)

Total stockholders' deficiency	(600,782)	(549,552)

Total liabilities and stockholders' deficiency	36,331	51,735

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Operations

	Three months ended March 31		Cumulative from Inception (May 22, 2002)
	2011	2010	2011
	$	$	$
Revenues	3,300	20,374	227,803

Costs and expenses :

Research and development	2,949	17,110	588,518
Sales and marketing	-	4,202	324,350
General and administrative *	77,472	73,881	3,634,864
Impairment of Intangible assets	-	-	62,507

Total operating expenses	80,421	95,193	4,610,239

Operating loss	(77,121)	(74,819)	(4,382,436)

Interest and other income (expenses), net	(14,944)	(5,429)	(106,111)
Income from settlement of liability	35,000	-	35,000

Loss before income tax	(57,065)	(80,248)	(4,453,547)
Income tax	-	-	68,026

Net loss	(57,065)	(80,248)	(4,521,573)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.08)
Weighted average shares used in computing basic and diluted net loss per common share	68,824,268	67,823,725	53,288,316

*
Includes $5,835, $5,836 and $1,112,427 in stock-based compensation to employees and non-employees for the three months periods ended March 31, 2011, and 2010 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2011 respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements

Consolidated Statements of Cash Flows

			Cumulative
			from inception
			(May 22, 2002)
	Three months ended March 31		to March 31
	2011	2010	2011
	$	$	$
Cash flows from operating activities:
Net loss	(57,065)	(80,248)	(4,521,573)

Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	2,586	6,854	253,597
Expenses for Beneficial conversion feature (note 7)	14,857	-	161,879
Stock-based compensation	5,835	5,836	1,112,427
Income from settlement of liability	(35,000)	-	(35,000)

Changes in operating assets and liabilities:
Decrease in Trade receivables	1,067	566	-
Decrease (Increase) in Prepaid expenses and other current assets	4,856	1,148	(22,403)
Increase in Accounts payable and accrued liabilities	53,469	27,837	471,578

Net cash used in operating activities	(9,395)	(38,007)	(2,575,995)

Cash flows from investing activities:
Decrease (increase) in long term deposit	-	(663)	-
Purchase of property and equipment	-	(1,222)	(146,991)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	-	(1,885)	(266,991)

Cash flows from financing activities:
Decrease in short term bank credit	-	(795)	-
Increase in Convertible promissory note	2,500	10,000	220,774
Proceeds from Subscription for units	-	25,000	-
Proceeds from issuance of common stock	-	-	2,861,286
Offering costs	-	-	(238,540)

Net cash provided by financing activities	2,500	34,205	2,843,520

Net (decrease) increase in cash and cash equivalents	(6,895)	(5,687)	534

Cash and cash equivalents at beginning of period	7,429	25,812	-

Cash and cash equivalents at end of period	534	20,125	534
Non-cash activities

Supplemental disclosures of cash flow information:

Cash paid for taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2011

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

B.           Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of $4,521,573 from operations since its inception.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the event that the company does not generate revenues or raise sufficient additional funds by a public offering or a private placement, the management will consider alternative financing options, if any, or be forced to scale down or perhaps even cease its operations.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2011

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

Note 3 - Property and Equipment

Property and equipment consist of the following:

	Estimated useful life (years)		March 31 2011	December 31 2010
			$	$
Computer equipment	3		14,709	14,709
Production equipment	3		122,341	122,341
Furniture	7-15		7,924	7,924
Leasehold improvements	(*	)	2,017	2,017
			146,991	146,991
Less - Accumulated depreciation and amortization			133,597	131,011
			13,394	15,980

(*)	over the lease term

Depreciation expense for the three month period ended March 31, 2011 and 2010, and for the cumulative period from May 22, 2002 (date of inception), to March 31, 2011 were $2,586, $3,854, and $133,597, respectively.

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2011

Note 4 - Intangible Assets

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.91% of the Company’s shares of common stock, for $120,000. The patent was being amortized over the life of the asset which was estimated at 10 years. Amortization expense for each of the three months periods ended March 31, 2011 and 2010 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2011 was $-, $3,000 and $57,493, respectively. As a result of the financial hardship, the Company determined that these intangible assets are not recoverable and therefore wrote it off in 2010.

Note 5 - Stock-Based Compensation

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the Company’s advisory board. One of the consultants resigned during 2007. During the three month period ended March 31, 2011, 2010 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2011, the consultants earned 0 shares, 80,512 shares and 11,264,407 shares respectively. 113,844 shares out of the total shares that were earned have not yet been issued. During the three months period ended March 31, 2011, 2010 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2011, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $0 and $1,006,207 respectively.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2011

Note 5 - Stock-Based Compensation (cont'd)

On July 8, 2008, the Company’s board of directors approved the grant of options to purchase 400,000 shares of common stock of the Company to the trustee in trust for two of the Company’s executives, at an exercise price of $0.06 per share. All options became vested as of December 31, 2010.

Note 6 - Related Party Transactions

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 5), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The agreement was terminated on February 1, 2009. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of March 31, 2011, is $19,500 and is included at accounts payable. During the three months period ended March 31, 2011 and 2010, the Company incurred $0 and $0 respectively, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 (see Note 4).

During the three months period ended March 31, 2011 and 2010, the Company incurred an expense of $31,680 and $31,680, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors.

Starting from October 2008, the Company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice

The total amount of the deferred payment as of March 31, 2011, is $311,520 and is included at accounts payable.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2011

Note 7 – Convertible Promissory Notes and other

On February 22, 2009, the Company received an interest free loan in the amount of $93,274 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. During years 2009, 2010 and 2011, the Company received from Bio Tech Knowledge LLC additional interest free loans, with the same terms, in an aggregate amount of $92,500. The loans are convertible to up to 11,562,500 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the date of the grant, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. The company did not repay the loans and BioTech Knowledge LLC did not convert the note into shares.

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

As of March 31, 2011 the Company recorded in the financial reports convertible promissory notes of $165,535, representing the carrying values of the Notes net of unamortized discount.

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

ACRO Inc. (A Development Stage Company)
Consolidated Financial Statements
Notes to the Consolidated Financial Statements as of March 31, 2011

Note 9 – Stock Transactions (Cont’d)

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

Note 10 – Subsequent Event

On April 14, 2011 a loan agreement was signed with Oren Fuerst and Noam Yellin (the lenders), according to which  the company was supposed to receive a loan of an aggregated amount of $53,000. ($26,500 from each), in a form of convertible promissory note. As of May 23, 2011 the company received only $19,000 of the agreed amount. The lenders decided to withdraw from the agreement and not to lend the rest of the money to the company. Therefore the company board of directors decided to cancel the agreement with the lenders. The company will negotiate with the lenders regarding the loan of $19,000 that was actually received.

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

During years 2009,2010 and 2011, we received from BioTech Knowledge LLC additional interest-free loan in the aggregate amount of $92,500 in the form of a convertible promissory note, convertible into up to 11,562,500 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of May 23, 2011, we did not repay the loan and BioTech Knowledge LLC did not convert the note into shares.

On April 14, 2011 a loan agreement was signed with Oren Fuerst and Noam Yellin (the lenders), according to which  we were supposed to receive a loan of an aggregated amount of $53,000. ($26,500 from each), in a form of convertible promissory note. As of May 23, 2011 we received only $19,000 of the agreed amount. The lenders decided to withdraw from the agreement and not to lend us the rest of the money. Therefore our board of directors decided to cancel the agreement with the lenders. We company will negotiate with the lenders regarding the loan of $19,000 that was actually received.

As of March 31, 2011, we had not realized any significant revenues from operations and experienced losses of $4,521,573.

Employees

As of May 23 2011 we do not have any employees. Our subsidiary, Acrosec, hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive Officer, Gabby Klausner, who serves as our Chief Financial Officer. Commencing on September 2009, Ms. Klausner provides her services as a freelance consultant.

Cash Requirements

Our cash requirement through March 31, 2011, is approximately $300,000 which we need for implementation of our plan of operation and developing and commercializing our potential explosive detection device.  We estimate our operating expenses and working capital requirements beginning March 31, 2010, and through March 31, 2011, to be as follows:

Estimated Expenses through March 31, 2011
Product Research and Development	$-
Sales and Marketing	$50,000
General and Administrative	$250,000
Capital Expenditures	$-
Tax Expenses	$-
Total	$300,000

At March 31, 2011 we had a deficit in working capital of $(448,641), out of which $364,020 are payable to directors, which agreed to defer their fees until further notice. We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $760,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 2011, we incurred a loss of $57,065, compared to a net loss of $80,248 for the comparative period in 2010.

During the three months ended March 31, 2011, we incurred $80,421 of operating expenses, comprised of $2,949 for research and development costs, $5,836 for stock-based compensation expenses and $71,636 for general and administrative cost.

During the three months ended March 31, 2010, we incurred $95,193 of operating expenses, comprised of $17,110 for research and development costs, $5,836 for stock-based compensation expenses, $4,202 for sales and marketing costs, $68,045 for general and administrative cost.

As of March 31, 2011, we had deficit in working capital of $(448,641) out of which $364,020 are payable to directors, which agreed to defer their fees until further notice.

As of March 31, 2011, we had total assets of $36,331, which consisted of cash and equivalents of $534, fixed assets of $13,394, prepaid expenses and other current, non-current assets of $22,403.

From January 1, 2011 to March 31, 2011, we had sales of $3,300.

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

We have historically incurred losses, and from inception through March 31, 2011, we have incurred losses of $4,521,573. Because of these historical losses, we will require additional working capital to develop our business operations.

There can be no assurance that additional funds will be available on terms acceptable to us, or at all. These conditions raise substantial doubt about our ability to continue to operate as a going concern. The audited financial statements attached to this annual report do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are also currently committed to loans repayment of approximately $204,774, as described in detail in under “General”.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

As of the end of the period covered by this report, being March 31, 2011, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

Date: May 23, 2011	By:	/s/ Gadi Aner
Gadi Aner
President, Chief Executive Officer
& Director

Date: May 23, 2011		/s/ Gabby Klausner
Gabby Klausner
Treasurer and
Chief Financial Officer

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