Form 10-Q
period 2011-06-30
ACRO INC.
filed 2011-08-19
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

þ                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

o                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-50482

ACRO Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

Ben Gurion Street 1, Bnei Brak, Israel	23840
(Address of Principal Executive Offices)	(Zip Code)

972-73-7963851
(Registrant’s Telephone Number, Including Area Code)

18 Halivne Street, Timrat, Israel
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

As of August 15, 2011, 193,487,806 shares of the registrant’s common stock were outstanding.

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

On January 19, 2006, we closed a private placement consisting of 20,200,012 shares of common stock for total gross proceeds of $43,286 in the form of a promissory note payable upon demand, in which Gadi Aner and Prof. Ehud Keinan, who were not directors at that time, and Zeev Bronfeld, beneficial owner of more than 5% of our common stock, participated. Pursuant to the private placement, we issued, among others: (i) 2,300,004 shares of common stock to Mr. Aner for a total consideration of $4,929; (ii) 2,800,000 Shares to M.G-Net Ltd., a private company, wholly-owned by Mr. Aner and his wife, for a total consideration of $6,000; (iii) 5,999,994 shares of common stock to Mr. Bronfeld for a total consideration of $12,857.13; and (iv) 6,400,002 shares of common stock to BioTech Knowledge LLC, a private company wholly-owned by Prof. Keinan, for a total consideration of $13,714. In addition, pursuant to a share purchase agreement dated January 10, 2006, two of our former directors, Nick DeMare and Brad Colby, sold their entire interests in us, 14,000,000 shares of common stock, to BioTech Knowledge LLC.

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

During years 2009, 2010 and 2011, we received from BioTech Knowledge LLC additional interest-free loan in the aggregate amount of $92,500 in the form of a convertible promissory note, convertible into up to 11,562,500 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

On April 14, 2011 a loan agreement was signed with Oren Fuerst and Noam Yellin (the lenders), according to which  we were supposed to receive a loan of an aggregated amount of $53,000 ($26,500 from each), in a form of convertible promissory note. Of this amount, we received only $19,000 before the lenders decided to withdraw from the agreement and not to lend us the rest of the money. The board of directors decided to cancel the agreement with the lenders.

2011 Private Placement

 On July 5, 2011, we entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, for the sale of 96,613,788 shares of our common stock, representing 49.9% of our outstanding share capital, for the total consideration of US$160,000 ("Transaction"). The purchase price was funded by available funds. Top Alpha is a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the issuance of the shares was made in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

The share purchase closed on July 28, 2011.

Pursuant to the Agreement, simultaneously with the closing of the Transaction, the convertible notes held by BioTech Knowledge LLC in the aggregate amount of $185,774, were converted into 23,221,750 shares of our common stock. In addition, at the closing, all outstanding warrants and options to purchase our shares were cancelled.

As part of this Transaction, we are in the process of consummating a thousand-for-one reverse stock split of our shares of common stock, and a proportional decrease in the number of authorized shares of common stock from 700,000,000 to 700,000.

Following the closing of the Transaction and until six months thereafter, Top Alpha shall have the option to purchase the 11,195,623 shares of our common stock held by Mr. Gadi Aner and the shares held by Mr. Zeev Bronfeld at a price per share of $0.0038.

Following the closing of the Transaction and until twelve months thereafter, Top Alpha shall have the option to purchase up to 15,515,052 of the shares held by BioTech Knowledge LLC, at a price per share of $0.0018.

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of our shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g, the issuance of shares or compensation to Top Alpha.  This veto right shall terminate upon any of the following events:  (a) a merger between ACRO and another entity; (b) an asset acquisition by ACRO; (c) ACRO’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in ACRO.  In any case, such veto right shall not apply to issuance of additional shares to Top Alpha in the event ACRO shall have outstanding debts on the closing of the Transaction.  In such event, we shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to the outstanding debt.

Following the closing of the Transaction and until six months thereafter, Top Alpha shall supply office services, management, consulting and investment banking services to ACRO at no cost.

Effective as of the closing of the Transaction, all existing officers and directors, except for Ehud Keinan resigned from their office, and the officers chosen by Top Alpha were appointed and stockholders were asked by written consent to approve the election of Asaf Porat, the investment banker of Top Alpha, as a director.  Following the closing, Top Alpha agreed to vote for the reappointment of Mr. Keinan as a director of ACRO until Mr. Keinan’s share holdings shall comprise of less than ten percent (10%) of our outstanding common stock.

As a result of this transaction Top Alpha owns 49.9% of our common stock.

Employees

As of August 15, 2011 we do not have any employees.  Mr. Asaf Portat serves as the Chairman, Chief Executive Officer and Chief Financial Officer of ACRO, Inc.   Our subsidiary, Acrosec, hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive

Cash Requirements

We believe that awe will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation and developing and commercializing our potential explosive detection device.  We expect that we may have to raise funds through additional offerings of our securities.

At June 30, 2011 we had a deficit in working capital of $(473,191).  We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $200,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

During 2009, we had sales in the aggregate amount of $73,358. During 2010, we had sales in the aggregate amount of $79,227.

ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK.   Nevertheless, we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace.

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

Financial Condition, Liquidity and Capital Resources

Three Months Ended June 30, 2010 Compared to June 30, 2011.

During the three months ended June 30, 2011, we incurred a loss of $53,243, compared to a net loss of $70,763 for the comparative period in 2010.

During the three months ended June 30, 2011, we incurred $31,836 of operating expenses, $5,836 for stock-based compensation expenses and $26,000 for general and administrative cost.

During the three months ended June 30, 2010, we incurred $119,691 of operating expenses, comprised of  $43,021 for research and development costs, $5,836 for stock-based compensation expenses, $70,834 for general and administrative costs.

 Six Months Ended June 30, 2010 Compared to June 30, 2011.

During the six months ended June 30, 2011, we incurred a loss of $110,307, compared to a net loss of  $151,011 for the comparative period in 2010.

During the six months ended June 30, 2011, we incurred $112,257 of operating expenses, comprised of  $2,949 for research and development costs, $11,672 for stock-based compensation expenses and  $97,636 for general and administrative costs.

During the six months ended June 30, 2010, we incurred $214,885 of operating expenses, comprised of  $60,132 for research and development costs, $11,672 for stock-based compensation expenses, $4,202 for sales and marketing costs, $138,879 for general and administrative cost.

As of June 30, 2011, we had deficit in working capital of $473,191.

As of June 30, 2011, we had total assets of $33,309, which consisted of cash and equivalents of  $1,598 ,fixed assets of  $10,777, prepaid expenses and other current, non-current assets of  $20,934.

From January 1, 2011 to June 30, 2011, we had sales of $3,300.

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

We have historically incurred losses, and from inception through June 30, 2011, we have incurred losses of  $4,574,816. Because of these historical losses, we will require additional working capital to develop our business operations.

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

On July 28, 2011, we closed a share purchase pursuant to which Top Alpha Capital, an Israeli Corporation (“TAC”) purchased a total of 96,613,77 shares of our common stock, representing 49.9% of our outstanding common stock, for $160,000 (the “Transaction”).  This offering was conducted pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to the Agreement, simultaneously with the closing of the Transaction, the convertible notes held by BioTech Knowledge LLC in the aggregate amount of $185,774, were converted into 23,221,750 shares of our common stock. In addition, at the closing, all outstanding warrants and options to purchase our shares were cancelled.

As part of this Transaction, we are in the process of consummating a thousand-for-one reverse stock split of our shares of common stock, and a proportional decrease in the number of authorized shares of common stock from 700,000,000 to 700,000.

Following the closing of the Transaction and until six months thereafter, Top Alpha shall have the option to purchase the 11,195,623 shares of our common stock held by Mr. Gadi Aner and the shares held by Mr. Zeev Bronfeld at a price per share of $0.0038.

Following the closing of the Transaction and until twelve months thereafter, Top Alpha shall have the option to purchase up to 15,515,052 of the shares held by BioTech Knowledge LLC, at a price per share of $0.0018.

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of our shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g, the issuance of shares or compensation to Top Alpha.  This veto right shall terminate upon any of the following events:  (a) a merger between ACRO and another entity; (b) an asset acquisition by ACRO; (c) ACRO’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in ACRO.  In any case, such veto right shall not apply to issuance of additional shares to Top Alpha in the event ACRO shall have outstanding debts on the closing of the Transaction.  In such event, we shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to the outstanding debt.

Following the closing of the Transaction and until six months thereafter, Top Alpha shall supply office services, management, consulting and investment banking services to ACRO at no cost.

Effective as of the closing of the Transaction, all existing officers and directors, except for Ehud Keinan resigned from their office, and the officers chosen by Top Alpha were appointed and stockholders were asked by written consent to approve the election of Asaf Porat, the investment banker of Top Alpha, as a director.  Following the closing, Top Alpha agreed to vote for the reappointment of Mr. Keinan as a director of ACRO until Mr. Keinan’s share holdings shall comprise of less than ten percent (10%) of our outstanding common stock.

As a result of this transaction Top Alpha owns 49.9% of our common stock.

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

The Company accounts for convertible debt with beneficial conversion feature in accordance with ASC 470-20, which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature in additional paid-in capital. The recognition is done by allocating a portion of the proceeds equal to the intrinsic value of that feature in additional paid-in capital. The intrinsic value is calculated as the difference between the effective conversion price of the convertible debt and the fair value of the shares at issuance date.

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

As of the end of the period covered by this report, we performed an evaluation of the effectiveness of our disclosure controls and procedures that are designed to ensure that the material financial and non-financial information required to be disclosed in our annual report and filed with the Securities and Exchange Commission is recorded, processed, summarized and reported timely within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Act, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report are effective at such reasonable assurance level.

There can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our company to disclose material information otherwise required to be set forth in our reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2011, we entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, for the sale of 96,613,788 shares of our common stock, representing 49.9% of our outstanding share capital, for the total consideration of US$160,000 ("Transaction"). The purchase price was funded by available funds. Top Alpha is a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the issuance of the shares was made in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

The share purchase closed on July 28, 2011.

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

ACRO INC.
(Registrant)

Date: August 18, 2011	By:	/s/ Asaf Porat
Asaf Porat
President, Chief Executive Officer & Director ,
Chief Financial Officer

Exhibit Index

Number	Description	Method of Filing

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

(10)	Material Contracts

10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2006

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.5	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.8	Cooperation and Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.9	Intellectual Property Assignment and Services Termination Agreement, dated March 30, 2009.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 30, 2009

10.10	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.11	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K filed March 30, 2009

10.12	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 29, 2010

10.13	Warrant between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.14	The Registrant’s 2008 Israeli Share Option Plan	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 1, 2008

10.15	Finders Agreement between the Registrant and Siden Investment Inc. dated March 13, 2010.	Incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K filed March 29, 2010

10.16	Promissory Note between the Registrant and Lindon Group, dated April 1, 2010.	Incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 20, 2010

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.	Filed herewith

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith