Form 10-Q
period 2011-09-30
ACRO INC.
filed 2011-11-18
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

þ                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, 193,487,806 shares of the registrant’s common stock were outstanding.

Table of Contents

ACRO INC.

(“The Company”)

Item 1.	Financial Statement (Unaudited)

ACRO INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

September 30, 2011

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2011 and December 31, 2010	2-3

Statements of Operations -
Nine and three months ended September 30, 2011 and 2010 and from inception date	4

Statements of Cash Flows -
Nine months ended September 30, 2011 and 2010 and from inception date	5

Notes to the Financial Statements	6-12

ACRO INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

US Dollars

	As of September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	207	7,429
Trade receivables	455	1,067
Accounts and other receivables	36,425	27,259

TOTAL CURRENT ASSETS	37,087	35,755

PROPERTY AND EQUIPMENT, NET	8,132	15,980

TOTAL ASSETS	45,219	51,735

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other current liabilities	35,467	418,109
TOTAL CURRENT LIABILITIES	35,467	418,109

LONG-TERM LIABILITIES:
Convertible promissory notes (Note 5)	-	183,178
TOTAL LIABILITIES	35,467	601,287

COMMITMENTS (Notes 3 and 6)

SHAREHOLDERS' EQUITY (DEFICIENCY):
Share capital -
Common stock of $ 0.001 par value – 700,000,000 shares authorized; 193,487,806 and 68,824,268 shares issued and outstanding as of September 30, 2011 and as of December 31, 2010.	193,487	68,823
Additional paid-in capital	4,098,914	3,846,133
Accumulated deficit during the development stage	(4,282,649)	(4,464,508)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	9,752	(549,552)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	45,219	51,735

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars (except share and per share data)

					Inception
	For the	For the	For the	For the	through
	Three Months	Three Months	Nine Months	Nin Months	May 22, 2002 to
	September	September	September	September	September
	30, 2011	30, 2011	30, 2011	30, 2011	30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	- . -	14,639	3,300	74,015	227,803

Costs and expenses:

Research and development	3,117	(4,737)	168	(64,856)	(585,401)

Sales and marketing	- . -	- . -	- . -	(4,215)	(324,350)

General and administrative	24,175	(76,624)	(85,133)	(214,175)	(3,642,525)

Impairment of Intangible assets	- . -	- . -	- . -	- . -	(62,507)

Total operating income (expenses)	27,292	(81,361)	(84,965)	(283,246)	(4,614,783)

Operating income (loss)	27,292	(66,722)	(81,665)	(209,231)	(4,386,980)

Interest and other income (expenses), net	874	(12,473)	(35,476)	(7,975)	(126,643)

Income from forgiveness of debts (Note 5b and Note 7b)	264,000	- . -	299,000	- . -	299,000

Income (Loss) before taxes on income	292,166	(79,195)	181,859	(217,206)	(4,214,623)

Taxes on income	- . -	- . -	- . -	- . -	(68,026)

Net income (loss) for the period	292,166	(79,195)	181,859	(217,206)	(4,282,649)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)	(0.08)

Number of shares used in computing basic and diluted net loss per share	193,487,806	67,823,725	193,487,806	68,108,991	193,487,806

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	For the Nine Months Ended September 30,		Cumulative from Inception (May 22, 2002) to September 30,
	2011	2010	2011
	(Unaudited)		(Unaudited)
CASH FLOWS FOR OPERATING ACTIVITIES:
Net income (loss) for the period	181,859	(217,206)	(4,282,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	- . -	- . -	3,500
Depreciation and amortization	7,848	20,010	258,859
Expenses for beneficial conversion feature	38,692	- . -	218,370
Stock-based compensation	11,672	17,508	1,118,263
Income from settlement of liability	(299,000)	- . -	(299,000)
Changes in assets and liabilities:
Decrease (Increase) in trade receivables	612	(16,011)	(455)
Increase in accounts expenses and other receivables	(9,167)	(15,227)	(36,426)
Increase (Decrease) in accounts payable and other currents	(99,644)	93,113	318,467

Net cash used in operating activities	(167,128)	(117,813)	(2,701,071)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	- . -	(1,222)	(146,991)
Increase in long-term bank deposits	- . -	(3,401)	- . -
Purchase of intangible assets	- . -	- . -	(120,000)

Net cash used in investing activities	- . -	(4,623)	(266,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in convertible promissory note	(1,096)	77,500	(1,096)
Proceeds from issue of common stock	161,000	25,000	3,207,905
Short-term bank credit	2	(795)	- . -
Offering costs	- . -	- . -	(238,540)

Net cash provided by financing activities	159,906	101,705	2,968,269

Increase (Decrease) in cash and cash equivalents	(7,222)	(20,731)	207
Cash and cash equivalents at the beginning of the period	7,429	25,812	- . -
Cash and cash equivalents at the end of the period	207	5,081	207

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	19,000	-	19,000
Conversion of convertible promissory note to equity	186,774	-	186,774

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 1:- NATURE OF OPERATIONS AND BASIS OF PRESENTATION

A. General

ACRO Inc. (A Development Stage Company) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO Inc. ACRO Inc. was originally an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing, ACRO Inc. ceased to engage in oil and gas consulting and engaged in development of products for the detection of military and commercial explosives for the homeland security market.

Hereinafter, ACRO Inc. and its wholly owned subsidiary in Israel will be referred to as "the Company."

Since its inception, the Company has no significant revenues and in accordance with ASC 915 codified from Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

b.  Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of $4,379,495 from operations as of September 30, 2011.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include continued development, marketing and licensing of its products as well as seeking additional financing arrangements.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the event that the company does not generate revenues or raise sufficient additional funds by a public offering or a private placement, the management will consider alternative financing options, if any, or be forced to scale down or perhaps even cease its operations.

c.  On July 5, 2011 the Company entered into a share purchase agreement, See also Note 7b.

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:- SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2010 included in the Company's Form 10-KSB filed April 15, 2011.

b. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying consolidated financial statements relate principally to depreciation and recoverability of long lived assets. The markets for the Company’s products are characterized by intense price competition, rapid technological development, evolving standards and short product life cycles; all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that management’s estimates could change in the near term with respect to these matters.

c. Financial Statements in U.S. dollars

As the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars in accordance with Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

The financial statements of foreign subsidiaries, whose functional currency is not the U.S. dollar, have been translated into U.S. dollars in accordance with FAS No. 52. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the period.

d.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

e.   Convertible debt with beneficial conversion feature

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

f. Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	September 30,	December 31,
	2011	2010
New Israeli Shekel (NIS)	$ 0.269	$ 0.282

	Nine Months Ended September 30,
Decrease in Rate of Exchange:	2011	2010
NIS	(4.6%)	(3.0%)

g. Implementation of New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.

The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

 Note 3 – STOCK-BASED COMPENSATION

During 2006, the Company engaged three consultants to serve as members of its advisory board. The consultants are entitled to receive shares of common stock each quarter that they serve on the Company’s advisory board. One of the consultants resigned during 2007. During the nine month period ended September 30, 2011, 2010 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2011, the consultants earned 0 shares, 80,512 shares and 11,264,407 shares respectively. 113,844 shares out of the total shares that were earned have not yet been issued. During the nine month period ended September 30, 2011, 2010 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2011, compensation expense recorded in respect of the shares earned by the consultant amounted to $0, $0 and $1,006,207 respectively.

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

On July 5, 2011 in the framework of the purchase agreement, the Options Plan expired, See Note 7b.

Note 4 – RELATED PARTY TRANSACTIONS

In February 2006, the Company entered into a consulting services agreement (the “Consulting Agreement”) with BioTech Knowledge LLC, a limited liability company wholly-owned by Prof. Keinan (see Note 3), whereby Prof. Keinan has agreed to provide consulting services for duration of three years at a monthly fee of $3,000. The agreement was terminated on February 1, 2009. Starting from July 2008, Prof. Keinan agreed that the Company may defer the payment of 100% of his monthly fee until further notice. The total amount of the deferred payment as of September 30, 2011, is $19,500 and was converted to equity. See also Note 7a.

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 4 - RELATED PARTY TRANSACTIONS (cont.)

During the three and nine month periods ended September 30, 2011 and 2010, the Company incurred $0, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006 .

During the nine month periods ended September 30, 2011 and 2010, the Company incurred an expense of $31,680 and $31,680, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors.

Starting from October 2008, the Company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice.

As of September 30, 2011, the remaining deferred amounts were waived and offset from expenses. See also Note 7b.

On April 28, 2008, the Company’s board of directors approved the issuance of 147,665 shares of common stock to two of the Company’s directors.

See Note 7b in regard to changes in related parties.

Note 5 – CONVERTIBLE PROMISSORY NOTES AND OTHER

a. On February 22, 2009, the Company received an interest free loan in the amount of $93,274 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. During years 2009, 2010 and 2011, the Company received from Bio Tech Knowledge LLC additional interest free loans, with the same terms, in an aggregate amount of $92,500. The loans are convertible to up to 11,562,500 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the date of the grant, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years.

Consistent with provisions of ASC 470-20, the Company evaluated whether the notes contain a beneficial conversion feature ("BCF") and determined that in most cases the BCF amount exceeded the amount of notes, and as a result the notes initially recorded at nil and are to be amortized over the term of notes, which is one year (although as discussed below repayment or conversion did not occur during the one year period which has expired).

On July 5, 2011 in the framework of the purchase agreement, the convertible notes were converted into shares of the Company. See Note 7b.

b.On April 1, 2010, the Company received a loan from Lindon Group Inc., Rhode Island Corporation (which is a related party of one of the company's major customers) in the amount of $35,000, bearing a yearly interest of 6%, in the form of a promissory note. This loan was forgiven by Lindon group on March 8, 2011, along with terminating its distribution agreement with the Company.

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 6 - COMMITMENTS

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

Note 7 – OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a. On April 14, 2011 a loan agreement was signed with Oren Fuerst and Noam Yellin (the lenders), according to which  the company was to receive a loan of an aggregated amount of $53,000. ($26,500 from each), in a form of convertible promissory note. As of May 23, 2011 the company received only $19,000. The lenders decided to withdraw from the agreement and not to lend the rest of the money to the company. Therefore the company board of directors decided to cancel the agreement with the lenders. On July 26, 2011, as part of the share acquisition agreement signed by the Company, an amount of 4,828 thousand shares were issued to Noam Yellin in consideration for waiver of the loan in the amount of $ 19,000.

b.  On July 5, 2011 the Company entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, (hereinafter – "Top Alpha") for the issue of 96,613,788 shares of common stock, representing 49.9% of the Company outstanding share capital, for the total consideration of $160,000 ("Transaction"). The purchase price was funded by available funds. As a result of this transaction, balances in the amount of $ 264,000 were deducted from the results of the operations for the year in regard to waiver of debts.

Pursuant to the Agreement, simultaneously with closing of the transaction the convertible notes held by BioTech Knowledge LLC in the aggregate amount of approximately $185,000 were converted into 23,221,750 shares of the Company common stock. In addition, at the closing all outstanding warrants and options to purchase the Company shares were cancelled.

At the Closing of the transaction, the Company was supposed to consummate a thousand-for-one reverse stock split of shares of common stock, and a proportional decrease in the number of authorized shares of common stock from 700,000,000 to 700,000. This has not as yet occurred.

Following the closing of the transaction and until six months thereafter, Top Alpha shall have the option to purchase the 11,195,623 shares of the Company common stock held by Mr. Gadi Aner and by Mr. Zeev Bronfeld at a price per share of $0.0038.

Following the closing of the transaction and until twelve months thereafter, Top Alpha shall have the option to purchase up to 15,515,052 of the shares held by BioTech Knowledge LLC, at a price per share of $0.0018.

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 7 – OTHER SIGNIFICANT CURRENT PERIOD EVENTS (cont.)

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of the Company shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g, the issuance of shares or compensation to Top Alpha.  This veto right shall terminate upon any of the following events:  (a) a merger between the Company and another entity; (b) an asset acquisition by the Company; (c) The Company’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in the Company.  In any case, such veto right shall not apply to issue of additional shares to Top Alpha in the event the Company shall have outstanding debts on the closing of the Transaction.  In such event, the Company shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to the outstanding debt.

Following the closing of the Transaction and until six months thereafter, Top Alpha shall supply office services, management, consulting and investment banking services to the Company at no cost.

Pursuant to the share purchase agreement between the Company. and Top Alpha Capital, on July 28, 2011, Gadi Aner and Dan Einathan resigned as directors of the Company, and Asaf Porat and Boris Mitsengendler   were appointed as directors until the next annual shareholders meeting.  On July 28, 2011, Gabby Klausner resigned as Chief Financial Officer and treasurer, and Gadi Aner resigned as President and Chief Executive Officer, and Asaf Porat was appointed Chief Executive Officer and President, and Chief Financial Officer.  Mr. Porat is an interested party of Top Alpha Capital, a new controlling shareholder of the Company.

As a result of this transaction Top Alpha owns 49.9% of the Company's common stock.

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

Employees

As of November 14, 2011 we do not have any employees.  Mr. Asaf Portat serves as the Chairman, Chief Executive Officer and Chief Financial Officer of ACRO, Inc.   Our subsidiary, Acrosec, hired the services of Gadi Aner, who serves as our Chairman and our Chief Executive

Cash Requirements

We believe that awe will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation and developing and commercializing our potential explosive detection device.  We expect that we may have to raise funds through additional offerings of our securities.

At September 30, 2011 we had working capital of $1,620.  We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $200,000 to keep activating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

Financial Condition, Liquidity and Capital Resources

Three Months Ended September 30, 2010 Compared to September 30, 2011.

During the three months ended September 30, 2011, we had income of $292,166, compared to a net loss of $79,165 for the comparative period in 2010.

During the three months ended September 30, 2011, we had $27,292 of operating income, $874 of interest income and $264,000 of income from forgiveness of debt.

During the three months ended September 30, 2010, we incurred $81,361 of operating expenses, comprised of  $4,737 for research and development costs, $12,473 for interest expenses, and $76,624 for general and administrative costs.

 Nine Months Ended September 30, 2010 Compared to September 30, 2011.

During the nine months ended September 30, 2011, we had a net income of $181,859, compared to a net loss of  $217,206 for the comparative period in 2010. The difference in income is due primarily to income we received as a result of forgiveness of certain outstanding loans.

During the nine months ended September 30, 2011, we incurred $84,965 of operating expenses, comprised of  $85,133 of general and administrative expenses and offset by research and development income of $168.

During the nine months ended September 30, 2010, we incurred $283,246 of operating expenses, comprised of  $64,856 for research and development costs, $4,215 of sales and marketing expenses, $214,175 for general and administrative costs.

As of September 30, 2011, we had working capital of $1,620.

As of September 30, 2011, we had total assets of $45,219, which consisted of cash and equivalents of $207, trade receivables of $455, account and other receivables of $36,425 and property and equipment of $8,132.

From January 1, 2011 to September 30, 2011, we had sales of $3,300.

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

We have historically incurred losses, and from inception through September 30, 2011, we have incurred losses of $4,282,649. Because of these historical losses, we will require additional working capital to develop our business operations.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Asaf Porat
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