Form 10-Q/A
period 2011-09-30
ACRO INC.
filed 2011-11-29
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

  Explanatory Note

The purpose of this Amendment No. 1 to ACRO, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 18, 2011 (the “Form 10-Q”), is solely to remove the statement that our subsidiary, Acrosec, hired Mr. Gadi Aner.  Acrosec has not hired Mr. Aner, who is the former chairman and chief executive officer of ACRO, Inc.

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

ACRO INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

September 30, 2011

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2011 and December 31, 2010	2

Statements of Operations -
Nine and three months ended September 30, 2011 and 2010 and from inception date	3

Statements of Cash Flows -
Nine months ended September 30, 2011 and 2010 and from inception date	4

Notes to the Financial Statements	5-11

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

ACRO INC. AND ITS SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 4 - RELATED PARTY TRANSACTIONS (cont.)

During the three and nine month periods ended September 30, 2011 and 2010, the Company incurred $0, for the consulting services provided by Prof. Keinan. In addition to the Consulting Agreement, the Company purchased a patent from Prof. Keinan in March 2006.

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

b.
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
Asaf Porat
President, Chief Executive Officer & Director,
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