Form 10-Q/A
period 2011-09-30
ACRO INC.
filed 2011-11-29
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

ACRO INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:- SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with Form 10-Q/A and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2010 included in the Company's Form 10-KSB filed April 15, 2011.

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

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this quarterly report on Form 10-Q/A and such Exhibit Index is incorporated herein by reference.

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