Form 10-K
period 2011-12-31
ACRO INC.
filed 2012-04-05
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1 Ben Gurion Street,	51201
Bnei Brak,Israel	(Zip Code)
(Address of Principal Executive Offices)

+###-##-#### 851

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes ☐     No [x]

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No [x]

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2011, was approximately $7,739.512(based on the average bid and asked price for the registrant’s common stock on December 31, 2011 on the OTC Bulletin Board of $.04 per share).

At December 31, 2012, 193,487,806 shares of the registrant’s common stock were outstanding.

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

During years 2009 and 2010, we received from BioTech Knowledge LLC an additional interest-free loan in the aggregate amount of $90,000 in the form of a convertible promissory note, convertible into up to 11,250,000 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

 All outstanding warrants, options and loans outstanding as of July 28, 2011 have been cancelled.

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

As of December 31, 2011, we had not realized any significant revenues from operations and experienced an operating loss of $103,537.

Reverse Split

In January 2012, we effectuated a ten for one (10:1) reverse stock split. As a result, the outstanding common stock of ACRO, Inc. decreased from 193,487,806 to 19,348,780.

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

Since the fourth quarter of 2007, we have delivered samples of ACRO-SET to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia. During 2009, we had sales in the aggregate amount of $73,358. During 2010, we had sales in the aggregate amount of $79,227 and in 2011, we had sales of $3,300.

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

We are currently contemplating ceasing our current operations and purchasing new technologies.

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

We are currently contemplating ceasing our current operations and purchasing new technologies in which case, our success will depend on our ability to purchase such new technologies.

During the twelve months ended December 31, 2011, we did not invest funds in research and development activities. In 2010, we spent $58,738 on research and development. Most of the research and development activity was done by consultants and subcontractors.

Government Approvals

Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations.

Employees

As of February 1st, 2012, we have entered into an employment agreement with Asaf Porat president, chief executive officer and chief financial officer, pursuant to it Mr. Porat shall receive an annual salary of 70,000$.

Mr. Porat agreed to temporarily defer its compensation.

Item 1A. Risk Factors

  We depend on key personnel, the loss of whom could adversely affect our ability to operate and manage our company.

Our success is substantially dependent on the performance of our executive officer, Asaf Porat. The loss of the service of Mr. Porat could have a material adverse effect on our business, results of operations and financial condition. Competition for senior management, marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Failure to successfully manage our personnel requirements could cause a decrease in sales and revenues. While we intend to purchase key person life insurance for our executive officers, currently we do not have any such insurance.

  We will need, and may not be able to obtain, additional financing which could force us to slow down or suspend our operations.

ACRO needs to continue to market its products and services in order to expand its operations. In addition, we may need to engage in an offering of debt or equity securities in order to finance our operations and projected growth in 2012. However, there can be no assurance that additional capital will be available on acceptable terms. As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures. Any such inability could adversely affect our ability to enter into new contracts, which would prevent us from growing or maintaining operations of the company.

  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

During the year ended December 31, 2011, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such an evaluation requires the check and testing of the existence of the required controls. Based on this examination, as December 31, 2011, management has concluded that its disclosure controls and procedures are effective. We will continue to carry out such evaluations in the future.

  Our auditors have included a note about our ability to continue as a going concern.

In its report our independent auditor, Barzily & Co., has stated that based on our limited operating history and accrued losses, there is a doubt about our ability to continue as a going concern. While we intend to raise additional capital during 2012, there is no assurance that we will be able to, or that we will be able to continue operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We are currently using the premises of our Top Alpha Capital, our largest shareholder at 1 Ben Gurion Street, Bnei Brak, Israel on a rent free basis. There is no written lease agreement or other written contract for the space use.

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

In January 2012, we instituted a ten to one (10:1) reverse stock split pursuant to which the 193,487,806 shares then outstanding became 19,348,780 shares.

The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter since January 1, 2010. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock as reported by the OTCBB on March 28, 2012, was $.036 per share.

	2010		2011
	High	High	High	Low
1st Quarter	0.12	0.02
2nd Quarter	0.09	0.02
3rd Quarter	0.04	0.01
4th Quarter	0.03	0.01

Outstanding Shares and Shareholders of Record

As of March 31, 2012, there were 19,348,780 shares of our common stock issued and outstanding. These shares were held by approximately thirty (30) shareholders of record.

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

 Recent Sales of Unregistered Securities

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

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. During years 2009 and 2010 we received another interest-free loan from BioTech Knowledge LLC in the amount of $90,000, convertible to up to 11,250,000 shares of common stock, at a price of $0.008 per share, within 12 months from the closing date. These loans were cancelled in 2011.

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

Following the closing of the Transaction and until six months thereafter, Top Alpha supplied office services, management, consulting and investment banking services to ACRO at no cost.

Effective as of the closing of the Transaction, all existing officers and directors, except for Ehud Keinan resigned from their office, and the officers chosen by Top Alpha were appointed and stockholders were asked by written consent to approve the election of Asaf Porat, the investment banker of Top Alpha, as a director.  Following the closing, Top Alpha agreed to vote for the reappointment of Mr. Keinan as a director of ACRO until Mr. Keinan’s share holdings shall comprise of less than ten percent (10%) of our outstanding common stock. Mr. Keinan resigned in January 2011.

As a result of this transaction Top Alpha owns 49.9% of our common stock.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

none.

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

Going Concern

The continuation of our business is dependent upon our raising additional financial support and/or on our ability to purchase new technologies. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial or other loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We have historically incurred losses, and from inception through December 31, 2011, we have incurred losses of $4,304,227. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Financial Condition, Liquidity and Capital Resources

RESULTS OF OPERATIONS FOR ACRO, INC.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Revenues

For the years ended December 31, 2010 and 2011, ACRO had revenues of $79,227 and $3,300, respectively, a decrease of $ 75,927 or 96%.

Cost of Revenues

Cost of Revenues, before consideration of depreciation expense, for the years ended December 31, 2010 and 2011 were $437,714 and $106,837 respectively, a decrease of $330,877 or 75.6%. As a percentage of gross revenues, cost of revenues, before consideration of depreciation expense, increased from 552% in 2010 to 3237% in 2011.

Research and Development

In 2010 we incurred $58,738 in research and development expenses and in 2011, we earned $168 for research and development activities.

Operating Expenses

General and administrative expenses decreased from $316,469 to $107,055, a decrease of $209,464, or 66.2% for the years ended December 2010 and 2011.

Financial Income (Expenses)

For the year ended December 31, 2010 we had $67,711of interest and expense income, and in the year ended December 31, 2011, we had $35,182 in interest expense, a decrease of $102,893.

Other Income (Expenses)

In 2011, we had $299,000 in income from forgiveness if debt. We had no such income in 2010.

Net Income (Loss)

As a result of the above, we finished 2011 with a net income of $160,281 compared to a net loss of $426,198 in 2010.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary sources of liquidity. We had an accumulated deficit at December 31, 2011 of $4,304,227. During the year ended December 31, 2011, we incurred a net income of $160,281.

Investing and operating activities have historically been funded through our financing activities, which provided cash or approximately $119,205 in 2010 and $158,904 in 2011.

On December 31, 2011 ACRO had no long term debt.

Off-Balance Sheet Arrangements

None

Cash Requirements

Our cash requirement for the next 12 months is approximately 150,000$ We estimate our operating expenses and working capital requirements at our current minimal activity phase, for fiscal year 2012 to be as follows:

Estimated Expenses to December 31, 2012

Sales and Marketing	$50,000
General and Administrative	$100,000

Total	$150,000

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)          Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework for Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2011.

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

(c)          There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 9. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers, their ages, positions held and duration each person has held that position, as of April 10, 2011.

Name	Age	Position	Date First Elected or Appointed
Asaf Porat	34	President, CEO, Chairman, CFO	July 28, 2011
Baruch Mitzengendler	39	Director	July 28, 2011

Significant Employees

As of February 1st, 2012, we have entered into an employment agreement with Asaf Porat president, chief executive officer and chief financial officer, pursuant to it Mr. Porat shall receive an annual salary of 70,000$.

Mr. Porat agreed to temporarily defer its payment.

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

Asaf Porat. Mr. Porat has been a partner at Top Alpha Capital, an Israeli investment company, since 2010. Top Alpha Capital is the controlling shareholder of Acro. From 2008 to 2010, Mr. Porat was a partner at Titan Investments, Inc., an Israeli investment company. From 2005 to 2008, Mr. Porat was an Investor Relations manager at "investor relations". He is a graduate of Tel Aviv University and Ben Gurion University.

Baruch Mitzengendler. Mr. Miztengendler has been an analyst and adviser at Top Alpha Capital since 2009, where he provides analysis services for investment companies. Top Alpha Capital is the controlling shareholder of Acro. From May 2004 through August 2008, he was a staff design engineer for Qimonda AG, a semiconductor manufacturer whose shares traded on the New York Stock Exchange under the symbol “QI.”

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

To the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

Code of Ethics

Effective March 23, 2005, our Company’s board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to all of our Company’s officers, directors and employees. Our Code of Business Conduct and Ethics and Compliance Program was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: ACRO Inc., 1 Ben Gurion Street, Bnei Brak, Israel.

Corporate Governance

Audit, Compensation and Nominating Committees

Our board of directors is of the view that it is appropriate for us to have neither a standing compensation nor nominating committee because there are currently only two directors on our board of directors, neither of whom is an “independent director” under the rules of the National Association of Securities Dealers, Inc. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers, Inc., under the symbol “ACRI” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. These directors have performed the functions of nominating and compensation committees and will continue to do so. There are no policies or procedures for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the early stage of our development as a company, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for director is conducted by our board of directors.

Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay fees to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Asaf Porat Chief Executive Officer, Chairman, and Chief Financial Officer (4)	2010	n\a
	2011		0									0
Gadi Aner	2010	-		-	-	-	-	126,720	(1)	25,450	(1)	152,540
Chief Executive Officer and Chairman (3)	2011	-		-	-	-	-					0

Gabby Klausner(2)	2010	-				-		-		25,648	(2)	25,648
Chief Financial Officer (3)	2011

(1)	Earned by M.G-Net Ltd., a private company wholly-owned by Gadi Aner, for his services as Chairman of the Board and Chief Executive Officer.

In the year ended 2010, the compensation to Mr. Aner, included car maintenance expenses of $25,450. Mr Aner resigned from all positions in the company in July 2011.

(2)	Ms Klausner resigned from all positions in the company in July 2011.

(3)     Both Mr. Aner and Ms. Klausner resigned in July 2011.

(4)     Appointed in July 2011.

Compensation of Directors

No directors received compensation in 2011.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of March 31, 2012, by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 31, 2012.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)

Common Stock	Asaf Porat (4)	0	0%
	1 Ben Gurion Street
	Bnei Brak, Israel

Common Stock	Baruch Mitzengender (4)	0	0%
	1 Ben Gurion Street
	Bnei Brak, Israel

Common Stock	Top Alpha Capital (4)	9,661,379	49.9%
	1 Ben Gurion Street Bnei Brak, Israel
Common Stock	Prof. Ehud Keinan (3)	4,455,727	23%
	10550 North Torrey
	Pines Road
	MB-20, La Jolla
	CA 92037

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

(2) Based upon 19,348,780 issued and outstanding shares of common stock as of March 31, 2012.

 (3) Including 4,362,175 shares registered under BioTech Knowledge LLC, which is wholly-owned by Prof. Ehud Keinan.

(4) Mr Porat and Mr Mitzengender are affiliates of Top Alpha Capital.

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

Effective as of the closing of the Transaction, all existing officers and directors, except for Ehud Keinan resigned from their office, and the officers chosen by Top Alpha were appointed and stockholders were asked by written consent to approve the election of Asaf Porat, the investment banker of Top Alpha, as a director.  Following the closing, Top Alpha agreed to vote for the reappointment of Mr. Keinan as a director of ACRO until Mr. Keinan’s share holdings shall comprise of less than ten percent (10%) of our outstanding common stock. Mr. Keinan resigned as a director in January 2011.

As a result of this transaction Top Alpha owns 49.9% of our common stock.

Transactions with a former Controlling Shareholder

On February 22, 2009, we received from BioTech Knowledge LLC an interest-free loan in the aggregate amount of $93,274 in the form of a convertible promissory note, convertible to up to 11,659,250 shares of common stock, at a price of $0.008 per share, within 12 months from February 22, 2009, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. BioTech Knowledge LLC currently holds approximately 4,362,175 of our common stock. As of March 30, 2012, this loan was cancelled .

During year 2009 and 2010, we received another interest-free loan from BioTech Knowledge LLC in the amount of $90,000, convertible to up to 11,250,000 shares of common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years. As of March 30, 2012, this loan was cancelled.

Promoters and certain control persons

None.

Parents

None.

Item 13. Principal Accountant Fees and Services

The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2011 and December 31, 2010.

	Fiscal Year Ended December 31,
	2010	2011
	(in thousands)
Audit Fees	$15	$8
Audit-Related Fees	$-	$-
Tax Fees	$5	$1.5
All Other Fees	$-	$-
Total	$20	$9.5

Audit Fees

For the fiscal year ended December 31, 2011, Barzily & Co., is expected to bill approximately 8000$ for the audit of our annual financial statements and review of our Form 10-K. For the fiscal year ended December 31, 2010, Brightman Almagor Zohar & Co. billed approximately $20,000 for these services.

Tax Fees

For the fiscal year ended December 31, 2011, Barzily & Co. is expected to bill approximately 1500 for the Israeli subsidiary’s tax reports reviewing and filing services. For the fiscal year ended December 31, 2010, Brightman Almagor Zohar & Co. billed $5,000 for these services.

All Other Fees

We do not use Barzily & Co. for financial information system design and implementation. These services, which include: designing and implementing a system that aggregates source data underlying the financial statements and generates information that is significant to our financial statements, are provided internally. We do not engage Barzily & Co. to provide compliance outsourcing services. Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Barzily & Co. is engaged by us to render any auditing or permitted non-audit related service, the engagement be: approved by our audit committee; or entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management. The audit committee pre-approves all services provided by our independent auditors. The audit committee has considered the nature and amount of fees billed by Barzily & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Barzily & Co. independence.

PART IV

Item 14. Exhibits and Financial Statement Schedules

(1)	Financial Statements: the response to this portion of Item 14 is submitted as a separate section of this report.

(2)	Financial Statement Schedule: None

(3)	Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this annual report on Form 10-K.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

INDEX

Page

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5

Consolidated Statement of Changes in Shareholders' Deficiency	6

Consolidated Statements of Cash Flows	7

Notes to the Consolidated Financial Statements	8-18

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of ACRO Inc. (A Development Stage Company( and subsidiary:

We have audited the accompanying consolidated balance sheets of ACRO Inc. (A Development Stage Company( and its subsidiary (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of the Company as of December 31, 2010 and for the year then ended were audited by other auditors. The other auditors' unqualified report was dated April 15, 2011.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the consolidated results of its operations, changes in shareholders' deficiency and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Without qualifying our opinion, we draw attention to Note 1b, according to which the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development stage company engaged in development of products for the detection of military and commercial explosives for the homeland security market.  As discussed in Note 1b to the financial statements the Company has a limited operating history, and has incurred losses of approximately $4.3 million from operations as of December 31, 2011.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include financing from related party Top Alpha S.M. Ltd.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Barzily & Co.

Jerusalem, Israel

, 2012

ACRO INC. (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

US Dollars

		December 31,
	Note	2011	2010

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		-	7,429
Trade receivables (net of allowance for doubtful accounts of $ zero as of December 31, 2011 and 2010)		-	1,067
Other accounts receivable	3	20,850	27,259

TOTAL CURRENT ASSETS		20,850	35,755

PROPERTY AND EQUIPMENT , NET	4	5,488	15,980

TOTAL ASSETS		26,338	51,735

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

US Dollars

		December 31,
	Note	2011	2010
LIABILITIES AND SHAREHOLDERS' EFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities		39,164	418,109

TOTAL CURRENT LIABILITIES		39,164	418,109

LONG-TERM LIABILITIES:

Convertible Promissory Notes and other	6	-	183,178

TOTAL LIABILITIES		39,164	601,287

COMMITMENTS	7

SHAREHOLDERS' DEFICIENCY:	8

Share capital -
Common stock; $0.001 par value; 700,000,000 shares authorized; and 193,487,806 and 68,824,268 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively		193,488	68,823
Additional paid-in capital		4,097,913	3,846,133
Deficit accumulated during the development stage		(4,304,227)	(4,464,508)

TOTAL SHAREHOLDERS' DEFICIENCY		(12,826)	(549,552)

TOTAL LIABILITIES AND SHAREHOLDERS DEFICIENCY		26,338	51,735

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars (except share and per share data)

				Cumulative from Inception (May 22, 2002) to
Year Ended December 31,				December 31,
	Note	2011	2010	2011

Revenues		3,300	79,227	227,803

Costs and expenses:

Research and development		168	(58,738)	(585,401)

Sales and marketing		-	-	(324,350)

General and administrative *		(107,005)	(316,469)	(3,664,397)

Impairment of Intangible assets	5	-	(62,507)	(62,507)

Total operating expenses		(106,837)	(437,714)	(4,636.655)

Operating loss		(103,537)	(358,487)	(4,408,852)

Interest and other expenses, net		(35,182)	(67,711)	(126,348)
Income from forgiveness of debts	8a, 6b	299,000	-	299,000

Income (Loss) before taxes on income		160,281	(426,198)	(4,236,200)

Income taxes	9	-	-	(68,027)

Net income (loss)		160,281	(426,198)	(4,304,227)

Basic and diluted net loss per common share		(0.00)	(0.00)	(0.04)

Weighted average number of shares used in computing basic and diluted net loss per common share		120,935,343	68,199,067	96,485,429

* Includes $11,672, $23,344 and $1,118,263 stock-based compensation for the years ended December 31, 2011, 2010 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

US Dollars (except shares data)

	Share capital
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2008	67,824,268	67,823	3,597,625	(3,625,632)	39,816

Beneficial conversion feature (note 6)	-	-	122,119	-	122,119
Stock-based compensation	-	-	19,045	-	19,045
Loss for the year	-	-	-	(412,678)	(412,678)

Balance as of December 31, 2009	67,824,268	67,823	3,738,789	(4,038,310)	(231,698)

Beneficial conversion feature (note 6)	-	-	60,000	-	60,000
Issuance of share capital in March, 2010	1,000,000	1,000	24,000	-	25,000
Stock-based compensation	-	-	23,344	-	23,344
Loss for the year	-	-	-	(426,198)	(426,198)

Balance as of December 31, 2010	68,824,268	68,824	3,846,132	(4,464,508)	(549,552)

Beneficial conversion feature (note 6)	23,221,750	23,222	162,551	-	185,773
Issuance of share capital in July, 2011 (note 8b)	4,828,000	4,828	14,172	-	19,000
Issuance of share capital in July, 2011 (note 8a)	96,613,788	96,614	63,386	-	160,000
Stock-based compensation	-	-	11,672	-	11,672
Net Income for the year	-	-	-	160,281	160,281

Balance as of December 31, 2011	193,487,806	193,488	4,097,913	(4,304,227)	(12,826)

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

Year Ended December 31,			Cumulative from Inception (May 22, 2002) to December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	160,281	(426,198)	(4,304,227)

Adjustments to reconcile net loss to net cash used in operating activities:

Services contributed by officers	-	-	3,500
Depreciation and amortization	10,492	88,304	261,503
Expenses for Beneficial conversion feature	38,692	58,641	218,370
Stock-based compensation	11,672	23,344	1,118,263
Income from settlement of liability	299,000))	-	(299,000)

Changes in operating assets and liabilities:
Decrease in trade receivables	1,067	2,292	-
Decrease (Increase) in other accounts receivable	6,409	(17,927)	(20,850)
Increase (Decrease) in accounts payable and other currents	95,946))	132,417	322,161
Net cash used in operating activities	(166,333)	(139,127)	(2,700,280)

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in long term deposit	-	2,761	-
Purchase of property and equipment	-	(1,222)	(146,991)
Purchase of intangible assets	-	-	(120,000)

Net cash provided by (used in) investing activities	-	1,539	(266,991)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short term bank-credit	-	(795)	-
Convertible Promissory Note and other	(1,096)	95,000	(1,096)
Proceeds from issuance of common stock	160,000	25,000	3,206,907
Offering costs	-	-	(238,540)

Net cash provided by financing activities	158,904	119,205	2,967,271

Decrease in cash and cash equivalents	7,429))	(18,383)	-
Cash and cash equivalents at the beginning of the period	7,429	25,812	-
Cash and cash equivalents at the end of the period	-	7,429	-

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	19,000	-	19,000
Conversion of convertible promissory notes to equity	185,773	-	185,773

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 1:- GENERAL

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

Since its inception, the Company had no significant revenues and in accordance with ASC 915 codified from Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

b.  Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of approximately $4.3 million from operations as of December 31, 2011.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include financing from related party Top Alpha Capital S.M. Ltd.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c.  On July 5, 2011 the Company entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, (hereinafter – "Top Alpha") for the issue of 96,613,788 shares of common stock, representing 49.9% of the Company outstanding share capital, for the total consideration of $160,000 ("Transaction"). See also Note 8.

Simultaneously with closing of the transaction the convertible notes in the aggregate amount of approximately $185,000 were converted into 23,221,750 shares of the Company common stock. In addition, at the closing all outstanding warrants and options to purchase the Company shares were cancelled. See also Note 8a.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

a.	Use of estimates

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

b. Financial Statements in U.S. dollars

As the majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

c.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. All material intercompany transactions and balances have been eliminated in consolidation.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

d.	Cash and cash equivalents

The Company considers all highly liquid investments originally purchased with maturities of three months or less at the date acquired to be cash equivalents.

e.	Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Leasehold improvements	10
Computers and production equipment	15 – 33
Office furniture and equipment	7

f.	Impairment of long-lived assets

The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2011, management believes that all of the Company’s long-lived assets are recoverable.

g.	Research and Development costs

Research and Development costs are charged to the statement of operations as incurred.

h.   Convertible debt with beneficial conversion feature

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

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

i. Exchange Rates

Exchange differences are charged or credited to operations as incurred.

Exchange rates:

	December 31,
	2011	2010
New Israeli Shekel (NIS)	$ 0.262	$ 0.282

	Year Ended December 31,
Decrease in Rate of Exchange:	2011	2010
NIS	(7.1%)	6.4%

j.	Income taxes

The Company accounts for income taxes by the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary to reduce the amount of deferred tax assets to their estimated realizable value.

k.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year.

l.	Implementation of new accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), "Fair Value Measurement and Disclosures," which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption did not have an effect on the company's consolidated financial statements.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

Implementation of new accounting Standards (cont.)

In July 2010, the FASB issued an update to ASC 310, "Receivables," that requires enhanced and additional disclosures that will provide financial statement users with greater transparency about a reporting entity's allowance for credit losses and the credit quality of its financial receivables. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In January 2011, the FASB issued an additional update to ASC 310 which temporarily delayed the effective date of the disclosures in regard to troubled debt restructuring abovementioned. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this Standard is not expected to have an effect on the Company.

m. Intangible Assets

The Company accounts for intangible assets by testing recoverability of assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

The financial hardship of the Company together with the difficulties in sales experienced in the recent year and lack of forecasted improvement, led the Company to evaluate the recoverability of its intangible assets. The result of the evaluation was the decision that the intangible assets are not recoverable and should be written off entirely.

NOTE 3:- OTHER ACCOUNTS RECEIVABLE

	December 31,
	2011	2010

Prepaid expenses	20,850	5,967
Value-Added Tax	-	21,292
	20,850	27,259

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 4:- PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:	December 31,
	2011	2010
Cost:
Production equipment	122,400	122,400
Computer equipment	14,707	14,707
Office furniture	7,924	7,924
Leasehold improvements	2,017	2,017
	147,048	147,048

Accumulated depreciation:
Production equipment	122,089	112,672
Computer equipment	14,246	13,843
Office furniture	3,208	2,536
Leasehold improvements	2,017	2,017
	141,560	131,068

Depreciated cost	5,488	15,980

Depreciation expense for the year ended December 31, 2011 and 2010 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2011, was $10,492, $13,797 and $141,560, respectively.

NOTE 5:- INTANGIBLE ASSETS

In March 2006, the Company purchased a patent from Prof. Ehud Keinan (“Keinan”), a stockholder who holds 30.9% of the Company’s shares of common stock, for $120,000. The patent was being amortized over the life of the asset which was estimated at 10 years. As discussed in note 2m, and as a result of the financial hardship of the Company, the Company evaluated that this intangible asset is not recoverable and, therefore, the item was written it off entirely during 2010.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 6:- CONVERTIBLE PROMISSORY NOTES AND OTHER

a. On February 22, 2009, the Company received an interest free loan in the amount of $93,273 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. During the years 2009, 2010 and 2011, the Company received from Bio Tech Knowledge LLC additional interest free loans, with the same terms, in an aggregate amount of $92,500. The loans are convertible to up to 11,562,500 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the date of the grant, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years.

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

On July 5, 2011 in the framework of the purchase agreement, the convertible notes were converted into shares of the Company and all options expired. See Note 8a.

As of December 31, 2011 and 2010 the Company recorded in the financial statements convertible promissory notes of $0 and $148,178, respectively, representing the carrying values of the notes net of unamortized discount.

b.	On April 1, 2010, the Company received a loan from Lindon Group Inc., Rhode Island Corporation (which is a related party of one of the Company's former major customers) in the amount of $35,000, bearing a yearly interest of 6%, in the form of a promissory note. This loan was forgiven by Lindon group on March 8, 2011, along with terminating its distribution agreement with the Company.

NOTE 7:- COMMITMENTS

On October 28, 2007, the Company’s technology agreement with LSRI – Life Science Research Israel Ltd., a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the technology of IIBR’s explosives testing kit (ETK) to the Company, for incorporation into the Company’s pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by the Company from the device and royalties to be paid to LSRI. The new device complements the ACRO-P.E.T., the Company’s peroxide explosive tester for the detection of improvised explosives.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 8:- SHAREHOLDERS' DEFICIENCY

a.

On July 5, 2011 the Company entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, (hereinafter – "Top Alpha") for the issue of 96,613,788 shares of common stock, representing 49.9% of the Company outstanding shares capital, for the total consideration of $160,000 ("Transaction"). The purchase price was funded by available funds. As a result of this transaction, balances in the amount of $ 264,000 were deducted from the results of the operations for the year in regard to waiver of debts.

Pursuant to the Agreement, simultaneously with closing of the transaction the convertible notes held by Bio Tech Knowledge LLC in the aggregate amount of approximately $185,000 were converted into 23,221,750 shares of the Company common stock. In addition, at the closing all outstanding warrants and options to purchase the Company shares were cancelled.

See also Note 6.

Following the closing of the transaction and until six months thereafter, Top Alpha shall have the option to purchase 11,195,623 shares of the Company common stock held by Company directors: Mr. Gadi Aner and by Mr. Zeev Bronfeld, at a price per share of $0.0038.

On February 1, 2012 the options expired.

Following the closing of the transaction and until twelve months thereafter, Top Alpha shall have the option to purchase up to 15,515,052 of the shares held by BioTech Knowledge LLC, at a price per share of $0.0018. On February 1, 2012 the options expired.

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

Pursuant to the share purchase agreement between the Company and Top Alpha Capital, on July 28, 2011, Gadi Aner and Dan Einathan resigned as directors of the Company, and Asaf Porat and Boris Mitsengendler   were appointed as directors until the next annual shareholders meeting.  In addition, Gabby Klausner resigned as Chief Financial Officer and treasurer, and Gadi Aner resigned as President and Chief Executive Officer, and Asaf Porat was appointed Chief Executive Officer and President, and Chief Financial Officer.

As a result of this transaction Top Alpha owns 49.9% of the Company's common stock.

In the framework of the purchase agreement, all of the Options Plan expired.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 8:- SHAREHOLDERS' DEFICIENCY (cont.)

b.	On April 14, 2011 a loan agreement was signed with Oren Fuerst and Noam Yellin (the lenders), according to which the company was entitled to receive a loan of an aggregated amount of $53,000 ($26,500 from each), in a form of convertible promissory note. As of May 23, 2011 the company received only $19,000. The lenders decided to withdraw from the agreement and not to lend the rest of the money to the company. Therefore the company board of directors decided to cancel the agreement with the lenders. On July 26, 2011, as part of the share acquisition agreement signed by the Company, an amount of 4,828 thousand shares were issued to Noam Yellin in consideration for waiver of the loan in the amount of $ 19,000.

NOTE 9:- INCOME TAXES

a.    Tax rates

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary, which was formed in March 2006, in accordance with local tax laws.

On July 23, 2009, a law for economic efficiency - amendments to the laws for implementation of the economic program for 2009-2010 (hereinafter: "the amendment") was published that determined, inter alia, an additional gradual reduction in corporate tax rates commencing 2011 and thereafter: 24% in 2011, 23% in 2012, 21% in 2014, 20% in 2015, and 18% in 2016 and thereafter.

On December 6, 2011, the Law for Tax Levy Changes (Amendments) was passed, based on the recommendations of the Trachtenberg Committee regarding tax issues. Accordingly, the gradual reduction of corporate tax to 18% nullified and, instead, commencing with 2012, corporate tax will be 25%.

The applicable statutory tax rate for the Company in the US is 34%.

Gain (Loss) from continuing operations, before income taxes, consists of the following:

	December 31,
	2011	2010
United States	1,424	((101,679
Israel	158,857	(325,519)
	160,281	(426,198)

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 9:- INCOME TAXES (cont.)

b. Deferred Tax

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	1,417,955	1,419,379
Valuation allowance	(1,417,955)	(1,419,379)
Net deferred tax assets	-	-

The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was a decrease of $1,424 and an increase of $108,950 respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are reducible. Management considers projected taxable income and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.  Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of December 31, 2011, the Company has net operating loss carry forwards for federal income tax purposes of approximately $4.3 million, after the consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

c. Reconciliation of Income Tax Expense

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	December 31,
	2011	2010
Income (loss) before income taxes as per the income statement	160,281	(426,198)

Tax calculated according to the statutory tax rate of 34%	54,496	(144,907)

Increase (decrease) in income tax resulting from:
Change in valuation allowance	(1,424)	108,950
Foreign tax rate differential	(15,785)	29,205
Exchange rate differences	(37,287)	6,752
Total income tax expense	-	-

The income tax payable as of December 31, 2011 and 2010 was $0 and $1,375 respectively.

ACRO INC. (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 9:- INCOME TAXES (cont.)

d. Accounting for Uncertainty in Income Taxes

As of January 1, 2011 and for the 12 months ended December 31, 2011, the company and its subsidiary did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company and its subsidiary’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiary file income tax returns in the U.S. federal and state jurisdictions and in Israel. The Company’s tax returns remain subject to examination by the Internal Revenue Service for the tax years beginning on 2002. The Israeli subsidiary was incorporated in March 2006 and its tax returns remain subject to examination by the Israeli tax authorities for the years beginning in 2006.

NOTE 10:- RELATED PARTIES

a. On April 28, 2008, the Company’s board of directors approved the issuance of 147,665 shares of common stock to two of the Company’s directors.

See Note 8a in regard to changes in related parties.

b. Starting from October 2008, the Company’s CEO and chairman of the board of directors agreed that the Company may defer the payment of 100% of his monthly fee until further notice.

During the years ended December 31, 2011 and 2010, the Company incurred an expense of $31,680 and $126,270, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors.

As of December 31, 2011, the remaining deferred amounts mentioned above were waived and offset against expenses. See also Note 8a.

NOTE 11:- SUBSEQUENT EVENTS

During January 2012 a reverse split of shares occurred proportionately 10:1 for the issued and outstanding Common shares of the Company.

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

ACRO INC.
(Registrant)

By:
/s/
Asaf Porat
Chief Executive Officer, Chief Financial Officer,
and Chairman
Date: april 3, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Asaf Porat	Chief Executive Office, Chief Financial Officer & Chairman	april 3, 2012
Asaf Porat	(principal executive office, principal financial officer, principal accounting officer)

/s/ Baruch Mitzengendler		april 3, 2012
Baruch Mitzengendler	Director