Form 10-Q
period 2012-03-31
ACRO INC.
filed 2012-05-18
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2012, there were 19,349,000 shares of the registrant’s common stock outstanding.

Table of Contents

ACRO INC.

Item 1.	Financial Statement (Unaudited)

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

31-Mar-12

UNAUDITED

INDEX

PART I -	Financial Information	PAGE

Item 1 -	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Balance Sheets -
	March 31, 2012 and December 31, 2011	3

	Statements of Operations -
	Three months ended March 31, 2012 and 2011 and cumulative from inception date	4

	Statements of Cash Flows -
	Three months ended March 31, 2012 and 2011 and cumulative from inception date	5

	Notes to the Financial Statements	6 - 8

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
US Dollars

	As of	As of
	March 31,	December 31,
	2012	2011
	Unaudited	Audited

CURRENT ASSETS

Cash and cash equivalents	(50)	-
Short term deposits	-	-
Trade Receivables	-	0
Prepaid Expenses & Other Current Assets	20,850	20,850

TOTAL CURRENT ASSETS	20,800	20,850

Other non current assets	-	0
Property and equipment, net	4,907	5,488
Intangible assets, net	-	-

TOTAL ASSETS	25,707	26,338

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Short term bank credit	50	-
Related party	46,821	33,164
Accounts payable and other current liabilities	16,667	6,000

TOTAL CURRENT LIABILITIES	63,538	39,164

COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY DEFICIENCY:

Share capital -
Common stock of $ 0.01 par value –
700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	193,488	193,488
Additional paid-in capital	4,097,913	4,097,913
Deficit accumulated during the development stage	(4,329,182)	(4,304,227)

TOTAL SHAREHOLDERS' DEFICIENCY	(37,781)	(12,826)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	25,757	26,338

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars (except share and per share data)

			Cumulative
			from Inception
	For the Three Months		(May 22, 2002)
	Ended March 31,		to March 31,
	2012	2011	2012
	Unaudited		Unaudited

Revenues	-	3,300	227,803

Costs and expenses:

Research and development	-	(2,949)	(585,401)
Sales and marketing	-	-	(324,350)
General and administrative *	(24,905)	(77,472)	(3,689,302)
Impairment of Intangible assets	-	-	(62,507)

Total operating expenses	(24,905)	(80,421)	(4,661,560)

Operating loss	(24,905)	(77,121)	(4,433,757)

Interest and other expenses, net	(50)	(14,944)	(126,398)
Income from forgiveness of debts	-	35,000	299,000
Loss before taxes on income	(24,955)	(57,065)	(4,261,155)
Taxes on income	-	-	(68,027)

Net loss for the period	(24,955)	(57,065)	(4,329,182)

Basic and diluted net loss per common share	-	(0.01)	(0.68)

Number of shares used in computing basic and diluted net loss per share	19,349,000	6,882,372	6,329,977

* Includes $0, $5,835 and $1,118,263 stock-based compensation for the three months periods ended march 31, 2012, 2011 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars

			Cumulative
			from Inception
	For the Three Months		(May 22, 2002)
	Ended March 31,		to March 31,
	2012	2011	2012
	Unaudited		Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(24,955)	(57,065)	(4,329,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	581	2,586	262,084
Expenses for beneficial conversion feature	-	14,857	218,370
Stock-based compensation	-	5,835	1,118,263
Income from settlement of liability	-	(35,000)	(299,000)
Changes in assets and liabilities:
Decrease in trade receivables	-	1,067	-
Decrease (Increase) in accounts expenses and receivables	-	4,856	(20,850)
Increase in related party and accounts payable	24,324	53,469	346,485

Net cash used in operating activities	(50)	(9,395)	(2,700,330)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	-	-	(146,991)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	-	-	(266,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in convertible promissory note	-	2,500	(1,096)
Proceeds from issue of common stock	-	-	3,206,907
Short-term bank credit	50	-	50
Offering costs	-	-	(238,540)

Net cash provided by financing activities	50	2,500	2,967,321

Decrease in cash and cash equivalents	-	(6,895)	-
Cash and cash equivalents at the beginning of the period	-	7,429	-
Cash and cash equivalents at the end of the period	-	534	-

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	-	-	19,000
Conversion of convertible promissory note to equity	-	-	185,773

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY

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

b.    Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of approximately $4.3 million from operations as of March 31, 2012 and has a deficit in working capital of approximately $43 thousand for this period.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include financing from related party Top Alpha Capital S.M. Ltd.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c.  On July 5, 2011 the Company entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, (hereinafter – "Top Alpha") to purchase 49.9% of the Company outstanding share capital, for the total consideration of $160,000 ("Transaction").

Simultaneously with closing of the transaction the convertible notes in the aggregate amount of approximately $185,000 were converted into shares of the Company common stock. In addition, at the closing all outstanding warrants and options to purchase the Company shares were cancelled.

As of the reported date there are no outstanding Company warrants and options.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:- SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company's Form 10-KSB filed March 31, 2012.

b.    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

e.   Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	March 31,	December 31,
	2012	2011
New Israeli Shekel (NIS)	$0.27	$0.26

	Three Months Ended March 31,
Increase in Rate of Exchange:	2012	2011
NIS	2.67%	1.95%

f.   Implementation of new accounting Standards

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

In January 2011, the FASB issued an additional update to ASC 310 which temporarily delayed the effective date of the disclosures in regard to troubled debt restructuring above-mentioned. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this Standard is not expected to have an effect on the Company.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 3: – RELATED PARTY TRANSACTIONS

a. During the three months period ended March 31, 2012 and 2011, the Company incurred an expense of $0 and $31,680, respectively, for consulting services provided by the Company’s previous CEO and chairman of the board of directors.

b. During the three month period ended March 31, 2012 and 2011, the Company incurred an expense of $12,000 and $0, respectively for salary for the CEO, President and CFO of the Company,

     See also Note 5b.

Note 4: - COMMITMENTS

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

Note 5: – OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a. On January, 2012, the Company executed a one-for-ten reverse split of all ordinary shares. Following the reverse split, The number of outstanding ordinary shares decreased from 193,487,806 to 19,349,000 and the par value per ordinary share increased from $ 0.001 to $ 0.01. All fractional shares resulting from the reverse split that are one-half share or more were increased to the next higher whole number of shares and all fractional shares that are less than one-half share were decreased to the next lower whole number of shares.

b.  On April 1, 2012 the Company has approved a contract with the company CEO, President and CFO at an annual salary of $70,000. The term of employment shall be two years. This employment agreement is effective as of February 1, 2012.

NOTE 6:- SUBSEQUENT EVENTS

After the balance sheet date, the Company signed a loan agreement in the amount of $30,821 in the form of a convertible promissory note from Top Alpha Capital which owns 49.9% of the Company's common stock, this note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on June 30 and December 31. The above amount should be paid on or before December 31, 2012

This note is convertible up to 1,863,614 shares of the Company's common stock, at a price of $0.0165383 per share.

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

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of our shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g., the issuance of shares or compensation to Top Alpha.  This veto right shall terminate upon any of the following events:  (a) a merger between ACRO and another entity; (b) an asset acquisition by ACRO; (c) ACRO’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in ACRO.  In any case, such veto right shall not apply to issuance of additional shares to Top Alpha in the event ACRO shall have outstanding debts on the closing of the Transaction.  In such event, we shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to the outstanding debt.

Following the closing of the Transaction and until six months thereafter, Top Alpha was obligated to supply office services, management, consulting and investment banking services to ACRO at no cost.

Effective as of the closing of the Transaction, all existing officers and directors, except for Ehud Keinan resigned from their office, and the officers chosen by Top Alpha were appointed and stockholders were asked by written consent to approve the election of Asaf Porat, the investment banker of Top Alpha, as a director.  Following the closing, Top Alpha agreed to vote for the reappointment of Mr. Keinan as a director of ACRO until Mr. Keinan’s share holdings shall comprise of less than ten percent (10%) of our outstanding common stock. Mr. Keinan resigned in January 2012.

As a result of this transaction Top Alpha owns 49.9% of our common stock.

Employees

Mr. Asaf Porat serves as the Chairman, Chief Executive Officer and Chief Financial Officer of ACRO, Inc.

Cash Requirements

We believe that awe will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation and developing and commercializing our potential explosive detection device.  We expect that we may have to raise funds through additional offerings of our securities.

At March 31, 2012, we had working capital deficit of approximately $43,000.  We are now operating under a minimal activity note, until we successfully raise additional funds or receive a significant order to our products. We anticipate that we will require additional funds of up to approximately $200,000 to keep operating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

We are currently contemplating the cessation of our current operations and purchase new technologies.

Financial Condition, Liquidity and Capital Resources

Three Months Ended March 31, 2011 Compared to March 31, 2012.

During the three months ended March 31, 2011, we had revenues of $3,300, compared with revenues of $0 for the comparative period in 2012.

During the three months ended March 31, 2012, we had $24,905 of operating loss, $50 of interest and other expenses, and $35,000 income from forgiveness of debt.

During the three months ended March 31, 2011, we incurred $80,421 of operating expenses, comprised of $14,944 for interest expenses, and $77,472 for general and administrative costs.

  As of March 31, 2012, we had a working capital deficit of approximately $43,000.

As of March 31, 2012, we had total assets of $25,757, which consisted of receivables of $20, 850 and property and equipment of $4,907.

From January 1, 2012 to March 31, 2012, we had sales of $0.

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

We have historically incurred losses, and from inception through March 31, 2012, we have incurred losses of $4,329,182. Because of these historical losses, we will require additional working capital to develop our business operations.

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

On July 28, 2011, we closed a share purchase pursuant to which Top Alpha Capital, an Israeli Corporation (“TAC” or “Top Alpha”) purchased a total of 96,613,77 shares of our common stock, representing 49.9% of our outstanding common stock, for $160,000 (the “Transaction”).  This offering was conducted pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933.

Pursuant to the Agreement, simultaneously with the closing of the Transaction, the convertible notes held by BioTech Knowledge LLC in the aggregate amount of $185,774, were converted into 23,221,750 shares of our common stock. In addition, at the closing, all outstanding warrants and options to purchase our shares were cancelled.

Following the closing of the Transaction and until six months thereafter, Top Alpha had the option to purchase the 11,195,623 shares of our common stock held by Mr. Gadi Aner and the shares held by Mr. Zeev Bronfeld at a price per share of $0.0038. Top Alpha did not exercise this option.

Following the closing of the Transaction and until six months thereafter, Top Alpha shall have the option to purchase up to 15,515,052 (1,551,505 post-reverse split) of the shares held by BioTech Knowledge LLC, at a price per share of $0.0018. Top Alpha did not exercise this option.

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of our shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g., the issuance of shares or compensation to Top Alpha.  This veto right shall terminate upon any of the following events:  (a) a merger between ACRO and another entity; (b) an asset acquisition by ACRO; (c) ACRO’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in ACRO.  In any case, such veto right shall not apply to issuance of additional shares to Top Alpha in the event ACRO shall have outstanding debts on the closing of the Transaction.  In such event, we shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to the outstanding debt.

Following the closing of the Transaction and for six months thereafter, Top Alpha supplied office services, management, consulting and investment banking services to ACRO at no cost.

Effective as of the closing of the Transaction, all existing officers and directors, except for Ehud Keinan resigned from their office, and the officers chosen by Top Alpha were appointed and stockholders were asked by written consent to approve the election of Asaf Porat, the investment banker of Top Alpha, as a director.  Following the closing, Top Alpha agreed to vote for the reappointment of Mr. Keinan as a director of ACRO until Mr. Keinan’s share holdings shall comprise of less than ten percent (10%) of our outstanding common stock. Mr. Keinan resigned in January 2012.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

Date: May 17, 2012	By:	/s/ Asaf Porat
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