Form 10-K/A
period 2011-12-31
ACRO INC.
filed 2012-06-04
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1 Ben Gurion Street,	51201
Bnei Brak, Israel	(Zip Code)
(Address of Principal Executive Offices)

+972-73-7963851

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

At December 31, 2011, 193,487,806 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

The purpose of this Amendment No. 1 to ACRO, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 5, 2012 (the “Form 10-K”), is solely to submit a dated Report of Independent Registered Public Accounting Firm and to revise such report so that it is qualified.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of ACRO Inc. (A Development Stage Company) and subsidiary:

We have audited the accompanying consolidated balance sheets of ACRO Inc. (A Development Stage Company) and its subsidiary (the "Company") as of December 31, 2011 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Barzily & Co.
Jerusalem, Israel
March 28, 2012

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
US Dollars
		December 31,
	Note	2011	2010
ASSETS

CURRENT ASSETS

Cash and cash eqivalents		-	7,429
Trade receivables (net allowance for doubful accounts of $ zero as of December 31, 2011 and 2010)		-	1,067
Other accounts receivable	3	20,850	27,259

TOTAL CURRENT ASSETS		20,850	35,755

PROPERTY AND EQUIPMENT, NET	4	5,488	15,980

TOTAL ASSETS		26,338	51,735

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and other current liabilities		39,164	418,109

TOTAL CURRENT LIABILITIES		39,164	418,109

LONG-TERM LIABILITIES:

Convertible Promissory Notes and other	6	-	183,178

TOTAL LIABILITIES		39,164	601,287

COMMITMENTS	7

SHAREHOLDERS' EQUITY DEFICIENCY:	8

Share capital -
Common stock of $ 0.01 par value; 700,000,000 shares authorized; 193,487,806 shares and 68,824,268 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively.		193,488	68,823
Additional paid-in capital		4,097,913	3,846,133
Deficit accumulated during the development stage		(4,304,227)	(4,464,508)

TOTAL SHAREHOLDERS' DEFICIENCY		(12,826)	(549,522)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY		26,338	51,735

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars (except share and per share data)
				Cumulative
				from Inception
				(May 22, 2002)
		Year Ended December 31,		to December 31,
	Note	2011	2010	2011

Revenues		3,300	79,227	227,803

Costs and expenses:

Research and development		168	(58,738)	(585,401)
Sales and marketing		-	-	(324,350)
General and administrative *		(107,005)	(316,469)	(3,664,397)
Impairment of Intangible assets	5	-	(62,507)	(62,507)

Total operating expenses		(106,837)	(437,714)	(4,636,655)

Operating loss		(103,537)	(358,487)	(4,408,852)

Interest and other expenses, net		(35,182)	(67,711)	(126,348)
Income from forgiveness of debts	8a, 6b	299,000	-	299,000

Income (Loss) before taxes on income		160,281	(426,198)	(4,236,200)
Income taxes	9	-	-	(68,027)

Net income (loss)		160,281	(426,198)	(4,304,227)

Basic and diluted net loss per common share		(0.00)	(0.00)	(0.04)

Weighted average number of shares used in cmputing basic and diluted net loss per common share		120,935,343	68,199,067	96,485,429

Includes $11,672. $23,344 and $1,118,263 stock-based compensation for the years ended December 31, 2011, 2010 and for the cumulative period from May 22, 2022 (date of inception) to December 31, 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
US Dollars (except share and per share data)

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

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars
			Cumulative
			from Inception
			(May 22, 2002)
	Year Ended December 31,		to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	160,281	(426,198)	(4,304,227)

Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	10,492	88,304	261,503
Expenses for beneficial conversion feature	38,692	58,641	218,370
Stock-based compensation	11,672	23,344	1,118,263
Income from settlement of liability	(299,000)	-	(299,000)

Changes in assets and liabilities:
Decrease in trade receivables	1,067	2,292	-
Decrease (Increase) in accounts receivables	6,409	(17,927)	(20,850)
Increase (Decrease) in accounts payable and other currents	(95,946)	132,417	322,161
Net cash used in operating activities	(166,333)	(139,127)	(2,700,280)

CASH FLOWS FOR INVESTING ACTIVITIES:
Decrease in long term deposit	-	2,761	-
Purchase of property and equipment	-	(1,222)	(146,991)
Purchase of intangible assets	-	-	(120,000)

Net cash provided by (used in) investing activities	-	1,539	(266,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term bank-credit	-	(795)	-
Convertible Promissory Note and other	(1,096)	95,000	(1,096)
Proceeds from issuance of common stock	160,000	25,000	3,206,907
Offering costs	-	-	(238,540)

Net cash provided by financing activities	158,904	119,205	2,967,321

Decrease in cash and cash equivalents	(7,429)	(18,383)	-
Cash and cash equivalents at the beginning of the period	7,429	25,812	-
Cash and cash equivalents at the end of the period	-	7,429	-

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	19,000	-	19,000
Conversion of convertible promissory note to equity	185,773	-	185,773

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

(b) Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

-	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past ten years:

-	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
-	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

-	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
-	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

ACRO INC.
(Registrant)

By:
/s/ Asaf Porat
Asaf Porat
Chief Executive Officer, Chief Financial Officer,
and Chairman
Date:June 4, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Asaf Porat	Chief Executive Office, Chief Financial Officer & Chairman	June 4, 2012
Asaf Porat	(principal executive office, principal financial officer, principal accounting officer)

/s/ Baruch Mitzengendler		June 4, 2012
Baruch Mitzengendler	Director