Form 10-Q
period 2012-06-30
ACRO INC.
filed 2012-08-23
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2012, there were 19,349,000 shares of the registrant’s common stock outstanding.

Table of Contents

ACRO INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2-4
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Notes to financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4T. Controls and Procedures	11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. [Removed and Reserved]	12
Item 5. Other Information	12
Item 6. Exhibits	12
Signatures	13
Exhibit Index	14
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to U.S.C. Section 1350

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
US Dollars

	As of June 30,	As of December 31,
	2012	2011
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Prepaid Expenses & Other Current Assets	$20,850	$20,850
LONG-TERM ASSETS:
Property and equipment, net	4,639	5,488
TOTAL ASSETS	$25,489	$26,338
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Related party	. -	33,164
Accounts payable and other current liabilities	35,169	6,000
TOTAL CURRENT LIABILITIES	35,169	39,164
LONG-TERM LIABILITIES:
Convertible Promissory Notes	45,083	—
TOTAL LIABILITIES	$80,252	$39,164
COMMITMENTS (Note 4)
SHAREHOLDERS' DEFICIENCY:
Share capital -
Common stock of $ 0.01 par value –	193,488	193,488
700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.
Additional paid-in capital and accumulated other comprehensive income	4,115,085	4,097,913
Deficit accumulated during the development stage	(4,363,336)	(4,304,227)
TOTAL SHAREHOLDERS' DEFICIENCY	(54,763)	(12,826)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$25,489	$26,338
The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars (except share and per share data)

	For the Three Months		For the Six Months		Cumulative from Inception (May 22, 2002) to
	Ended June 30,		Ended June 30,		June 30,
	2012	2011	2012	2011	2012
	Unaudited				Unaudited
Revenues	-	-	-	3,300	227,803

Costs and expenses:

Research and development	-	-	-	(2,949)	(585,401)

Sales and marketing	-	-	-	-	(324,350)

General and administrative *	(33,325)	(31,836)	(58,230)	(109,308)	(3,722,627)

Impairment of Intangible assets	-	-	-	-	(62,507)

Total operating expenses	(33,325)	(31,836)	(58,230)	(112,257)	(4,694,885)

Operating loss	(33,325)	(31,836)	(58,230)	(108,957)	(4,467,082)

Interest and other expenses, net	(154)	(21,407)	(204)	(36,350)	(126,552)

Income from settlement of liability	-	-	-	35,000	299,000

Loss before taxes on income	(33,479)	(53,243)	(58,434)	(110,307)	(4,294,634)

Taxes	(675)	-	(675)	-	(68,702)

Net loss	(34,154)	(53,243)	(59,109)	(110,307)	(4,363,336)

Basic and diluted net loss per common share	0	(0.01)	0	(0.02)	(0.69)

Number of shares used in computing basic and diluted net loss per share	19,349,000	6,882,372	19,349,000	6,882,372	6,329,977

* Includes $ 0, $ 11,672 and $ 1,118,263 stock-based compensation for the six months periods ended June 30, 2012, 2011 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS US Dollars (except share and per share data)

	For the Six Months
	Ended June 30,
	2012	2011
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(59,109)	(110,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers		-
Depreciation and amortization	849	5,203
Expenses for beneficial conversion feature		35,095
Stock-based compensation		11,672
Income from settlement of liability		(35,000)
Changes in assets and liabilities:
Decrease in trade receivables		612
Decrease (Increase) in accounts expenses and receivables		6,780
Increase in related party and accounts payable	58,260	77,614

Net cash used in operating activities		(8,331)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment		-
Purchase of intangible assets		--

Net cash used in investing activities		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in convertible promissory note		2,500
Proceeds from issue of common stock		-
Offering costs		-

Net cash provided by financing activities		2,500

Decrease in cash and cash equivalents		(5,831)
Cash and cash equivalents at the beginning of the period		7,429
Cash and cash equivalents at the end of the period		1,598

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity		-
Conversion of convertible promissory note to equity		-
Conversion of related party liabilities to convertible promissory note	29,091	-

The accompanying notes are an integral part of the consolidated financial statements.

Item 1.	Financial Statement (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At June 30, 2012, we had working capital deficit of approximately $[].  We are now operating under a minimal activity note, until we successfully raise additional funds or receive a significant order to our products. We anticipate that we will require additional funds of up to approximately $200,000 to keep operating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

Financial Condition, Liquidity and Capital Resources

Three Months Ended June 30, 2011 Compared to June 30, 2012.

During the quarter ended June 30, 2012 and 2011, we had revenues of $0 and $0, respectively.

During the three months ended June 30, 2012, we had $ $33,325of operating loss, as compared to $31,836 for the quarter ending June 30, 2011.

During the three months ended June 30, 2012, we had $ $34,154 of net loss, as compared to $53,243 for the quarter ending June 30, 2011.

Six Months Ended June 30, 2011 Compared to June 30, 2012.

During the six months ended June 30, 2011, we incurred a loss of $110,307, compared to a net loss of  $59,109 for the comparative period in 2012.

During the six months ended June 30, 2011, we incurred $112,257 of operating expenses, comprised of $2,949 for research and development costs, $11,672 for stock-based compensation expenses and $109,308 for general and administrative costs.

During the six months ended June 30, 2012, we incurred $58,230 of operating expenses, comprised of  $0 for research and development costs, $0 for stock-based compensation expenses, 0 for sales and marketing costs, $58,230 for general and administrative costs.

As of June 30, 2012, we had a working capital deficit of approximately $54,763.

As of June 30, 2012, we had total assets of $25,489, which property and equipment of $4,639, and prepaid expenses $20,850.

From January 1, 2012 to June 30, 2012, we had sales of $0.

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

We have historically incurred losses, and from inception through June 30, 2012, we have incurred losses of $4,363,336. Because of these historical losses, we will require additional working capital to develop our business operations.

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

On June 30, 2012, Top Alpha Capital , the largest shareholder of ACRO, and a company affiliated with Asaf Porat, our president and CEO, loaned ACRO, Inc. $62,255. The loan may be converted, at Top Alpha’s option, into shares of ACRO common stock at a rate of $0.0165383 per share. The loan accrues interest at a rate of 6% per annum and is due four years from the date of issuance.

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

ACRO INC.
(Registrant)

Date: August 23th, 2012	By:	/s/ Asaf Porat
Asaf Porat
President, Chief Executive Officer & Director ,
Chief Financial Officer