Form 10-Q/A
period 2012-06-30
ACRO INC.
filed 2012-08-27
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☐                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

011-972-73-7963851
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

As of August 27, 2012, there were 19,348,780 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of  ACRO, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 23, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

The Exhibits filed as part of this amended report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC.
(Registrant)

Date: August 27, 2012	By:	/s/ Asaf Porat
Asaf Porat
President, Chief Executive Officer & Director ,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

31.1	Rule 15d-14(a)	Certification by Principal Executive Officer and Principal Financial Officer(1)

32.1	Section 1350	Certification of Principal Executive Officer and Principal Financial Officer(1)

101.	INS	XBRL Instance Document

101.	SCH	XBRL Taxonomy Extension Schema Document

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) These exhibits were previously included in the Quarterly Report of ACRO, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 23, 2012.