Form 10-Q/A
period 2012-06-30
ACRO INC.
filed 2012-08-31
CIK 1228386

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

Explanatory Note

To include the notes to the unaudited financial statements for the 3 months ended June 30th 2012.

Table of Contents
ACRO INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statement (Unaudited)

ACRO INC.  (A Development Stage Company) AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

June 30, 2012

UNAUDITED

INDEX

PAGE

Balance Sheets -
June 30, 2012 and December 31, 2011	2

Statements of Operations -
Six and Three months ended June 30, 2012 and 2011 and cumulative from inception date	3

Statements of Cash Flows -
Six months ended June 30, 2012 and 2011 and cumulative from inception date	4

Notes to the Financial Statements	5 - 8

- - - - - - - - - - - - - - - - -

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
US Dollars

	As of June 30,	As of December 31,
	2012	2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Prepaid Expenses & Other Current Assets	20,850	20,850

LONG-TERM ASSETS:

Property and equipment, net	4,639	5,488

TOTAL ASSETS	25,489	26,338

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related party	- . -	33,164
Accounts payable and other current liabilities	35,169	6,000

TOTAL CURRENT LIABILITIES	35,169	39,164

LONG-TERM LIABILITIES:

Convertible Promissory Notes	45,083	- . -

TOTAL LIABILITIES	80,252	39,164

COMMITMENTS (Note 4)

SHAREHOLDERS' DEFICIENCY:

Share capital -
Common stock of $ 0.01 par value – 700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	193,488	193,488
Additional paid-in capital and accumulated other comprehensive income	4,115,085	4,097,913
Deficit accumulated during the development stage	(4,363,336)	(4,304,227)

TOTAL SHAREHOLDERS' DEFICIENCY	(54,763)	(12,826)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	25,489	26,338

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
US Dollars (except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative from Inception (May 22, 2002) to June 30,
	2012	2011	2012	2011	2012
	Unaudited				Unaudited

Revenues	- . -	- . -	- . -	3,300	227,803

Costs and expenses:

Research and development	- . -	- . -	- . -	)2,949)	(585,401)

Sales and marketing	- . -	- . -	- . -	- . -	(324,350)

General and administrative *	(33,325)	(31,836)	(58,230)	)109,308)	(3,722,627)

Impairment of Intangible assets	- . -	- . -	- . -	- . -	(62,507)

Total operating expenses	(33,325)	(31,836)	(58,230)	(112,257)	(4,694,885)

Operating loss	(33,325)	(31,836)	(58,230)	(108,957)	(4,467,082)

Interest and other expenses, net	(154)	(21,407)	(204)	(36,350)	(126,552)

Income from settlement of liability	- . -	- . -	- . -	35,000	299,000

Loss before taxes on income	(33,479)	(53,243)	(58,434)	(110,307)	(4,294,634)

Taxes	(675)	- . -	(675)	- . -	(68,702)

Net loss	(34,154)	(53,243)	(59,109)	(110,307)	(4,363,336)

Basic and diluted net loss per common share	(0.00)	(0.01)	(0.00)	(0.02)	(0.69)

Number of shares used in computing basic and diluted net loss per share	19,349,000	68,824,268	19,349,000	68,824,268	6,329,977

*    Includes $ 0, $ 11,672 and $ 1,118,263 stock-based compensation for the six months periods ended June 30, 2012, 2011 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
US Dollars
	For the Six Months Ended June 30,		Cumulative from Inception (May 22, 2002) to June 30,
	2012	2011	2012
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(59,109)	(110,307)	(4,363,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	- . -	- . -	3,500
Depreciation and amortization	849	5,203	262,352
Expenses for beneficial conversion feature	- . -	35,095	218,370
Stock-based compensation	- . -	11,672	1,118,263
Income from settlement of liability	- . -	(35,000)	(299,000)
Changes in assets and liabilities:
Decrease in trade receivables	- . -	612	- . -
Decrease (Increase) in accounts expenses and receivables	- . -	6,780	(20,850)
Increase in related party and accounts payable	58,260	77,614	380,421

Net cash used in operating activities	- . -	(8,331)	(2,700,280)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	- . -	- . -	(146,991)
Purchase of intangible assets	- . -	- . -	(120,000)

Net cash used in investing activities	- . -	- . -	(266,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in convertible promissory note	- . -	2,500	(1,096)
Proceeds from issue of common stock	- . -	- . -	3,206,907
Offering costs	- . -	- . -	(238,540)

Net cash provided by financing activities	- . -	2,500	2,967,271

Decrease in cash and cash equivalents	- . -	(5,831)	- . -
Cash and cash equivalents at the beginning of the period	- . -	7,429	- . -
Cash and cash equivalents at the end of the period	- . -	1,598	- . -

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	- . -	- . -	19,000
Conversion of convertible promissory note to equity	- . -	- . -	185,773
Conversion of related party liabilities to convertible promissory note	29,091	- . -	62,255

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 1:- GENERAL

a.	General

ACRO Inc. (A Development Stage Company) was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp.. On May 4, 2006, the Company changed its name to ACRO Inc.

ACRO Inc. was originally an oil and gas consulting company in Canada and in the United States. However, during 2006, following a change of control and a private placement financing, ACRO Inc. ceased to engage in oil and gas consulting and engaged in development of products for the detection of military and commercial explosives for the homeland security market.

Hereinafter, ACRO Inc. and its wholly owned Israeli subsidiary, Acrosec Ltd., will be referred to as "the Company."

Since its inception, the Company had no significant revenues and in accordance with ASC 915 codified from Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

b.	Going concern

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of approximately $ 4.4 million from operations as of June 30, 2012 and has a deficit in working capital of approximately $ 14 thousand for this period.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include financing from a related party Top Alpha Capital S.M. Ltd.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c.
On July 5, 2011 the Company entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, (hereinafter – "Top Alpha") to purchase 49.9% of the Company outstanding share capital, for the total consideration of $ 160,000 ("Transaction").

Simultaneously with closing of the transaction, the convertible notes in the aggregate amount of approximately $ 185,000, were converted into shares of the Company common stock. In addition, at the closing, all outstanding warrants and options to purchase the Company shares were cancelled.

As of the reported date, there are no outstanding Company warrants and options

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company's Form 10-K filed June 30, 2012.

b.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.  Actual results could differ from those estimates.

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

The consolidated financial statements include the accounts of the Company and its subsidiary.

All material inter company transactions and balances have been eliminated in consolidation.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

e.	Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	June 30,	December 31,
	2012	2011
New Israeli Shekel (NIS)	$0.255	$0.262

	Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange:	2012	2011
NIS	(2.7%)	3.9%

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

In January 2011, the FASB issued an additional update to ASC 310 which temporarily delayed the effective date of the disclosures in regard to troubled debt restructuring abovementioned. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this Standard does not have an effect on the Company.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 3: – RELATED PARTY TRANSACTIONS

a.
During the six months period ended June 30, 2012 and 2011, the Company incurred an expense of $ 0 and $ 31,680, respectively, for consulting services provided by the Company’s previous CEO and chairman of the board of directors.

b.	During the six months period ended June 30, 2012 and 2011, the Company incurred an expense of $29,167 and $ 0, respectively for salary for the CEO, President and CFO of the Company, See also Note 5b.

c.	See also Note 5c.

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

Note 5: – OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.
On January, 2012, the Company executed a one-for-ten reverse split of all ordinary shares. Following the reverse split, the number of outstanding ordinary shares decreased from 193,487,806 to 19,349,000 and the par value per ordinary share increased from $ 0.001 to $ 0.01. All fractional shares resulting from the reverse split, that are one-half share or more, were increased to the next higher whole number of shares and all fractional shares that are less than one-half share, were decreased to the next lower whole number of shares.

b.
On April 1, 2012, the Company has approved a contract with the company  CEO, President and CFO, at an annual salary of $ 70,000. The term of employment shall be two years. This employment agreement is effective as of February 1, 2012.

c.
On June 30, 2012 the Company signed a loan agreement in the amount of $ 62,255, in the form of a convertible promissory note, from Top Alpha Capital. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31 and June 30. The above amount should be paid on or before December 31, 2013.

This note is convertible up to 3,764,307 shares of the Company's common stock, at a price of $0.0165383 per share.

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

Exhibit Index

Number	Description	Method of Filing

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

(10)	Material Contracts

10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2006

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.5	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.8	Cooperation and Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.9	Intellectual Property Assignment and Services Termination Agreement, dated March 30, 2009.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 30, 2009

10.10	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.11	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K filed March 30, 2009

10.12	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 29, 2010

10.13	Warrant between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.14	The Registrant’s 2008 Israeli Share Option Plan	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 1, 2008

10.15	Finders Agreement between the Registrant and Siden Investment Inc. dated March 13, 2010.	Incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K filed March 29, 2010

10.16	Promissory Note between the Registrant and Lindon Group, dated April 1, 2010.	Incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q filed May 20, 2010

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.	Filed herewith

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(100)	Interactive Data File

101. INS	XBRL Instance Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101. LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC.
(Registrant)

Date: August 30th, 2012	By:	/s/ Asaf Porat
Asaf Porat
President, Chief Executive Officer & Director,
Chief Financial Officer