Form 10-Q
period 2012-09-30
ACRO INC.
filed 2012-10-30
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, there were 19,349,000 shares of the registrant’s common stock outstanding.

Table of Contents
ACRO INC.

Item 1.	Financial Statement (Unaudited)

ACRO INC.  (A Development Stage Company) AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF
September 30, 2012

UNAUDITED

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2012 and December 31, 2011	2

Statements of Operations -
Nine and Three months ended September 30, 2012 and 2011 and cumulative from inception date	3

Statements of Cash Flows -
Nine months ended September 30, 2012 and 2011 and cumulative from inception date	4

Notes to the Financial Statements	5 - 8

- - - - - - - - - - - - - - - - -

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

US Dollars

	As of September 30,	As of December 31,
	2012	2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Prepaid Expenses & Other Current Assets	361	20,850

LONG-TERM ASSETS:

Property and equipment, net	4,368	5,488

TOTAL ASSETS	4,729	26,338

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related party	-	33,164
Accounts payable and other current liabilities	53,667	6,000

TOTAL CURRENT LIABILITIES	53,667	39,164

LONG-TERM LIABILITIES:

Convertible Promissory Notes	47,222	-

TOTAL LIABILITIES	100,889	39,164

COMMITMENTS (Note 4)

SHAREHOLDERS' DEFICIENCY:

Share capital -
Common stock of $ 0.01 par value – 700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.	193,488	193,488
Additional paid-in capital and accumulated other comprehensive income	4,110,236	4,097,913
Deficit accumulated during the development stage	(4,399,884)	(4,304,227)

TOTAL SHAREHOLDERS' DEFICIENCY	(96,160)	(12,826)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	4,729	26,338

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

US Dollars (except share and per share data)

	For the Three Months		For the Nine Months		Cumulative from Inception (May 22, 2002) to
	Ended September 30,		Ended September 30,		September 30,
	2012	2011	2012	2011	2012
	Unaudited				Unaudited

Revenues	-	-	-	3,300	227,803

Costs and expenses:

Research and development	-	3,117	-	168	(585,401)

Sales and marketing	-	-	-	-	(324,350)

General and administrative *	(29,310)	24,175	(87,540)	(85,133)	(3,751,937)

Impairment of Intangible assets	-	-	-	-	(62,507)

Total operating income (expenses)	(29,310)	27,292	(87,540)	(84,965)	(4,724,195)

Operating income (loss)	(29,310)	27,292	(87,540)	(81,665)	(4,496,392)

Interest and other income (expenses), net	(4,856)	874	(5,060)	(35,476)	(131,408)

Income from settlement of liability	-	264,000	-	299,000	299,000

Profit (loss) before taxes on income	(34,166)	292,166	(92,600)	181,859	(4,328,800)

Taxes	(2,382)	-	(3,057)	-	(71,084)

Net profit (loss)	(36,548)	292,166	(95,657)	181,859	(4,399,884)

Basic and diluted net profit (loss) per common share	(0.00)	0.03	(0.00)	0.02	(0.63)

Number of shares used in computing basic and diluted net profit (loss) per share	19,349,000	193,487,806	19,349,000	193,487,806	6,959,586

*
Includes $ 0, $ 11,672 and $ 1,118,263 stock-based compensation for the nine months periods ended September 30, 2012 and  2011 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	For the Nine Months Ended September 30,		Cumulative from Inception (May 22, 2002) to September 30,
	2012	2011	2012
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	(95,657)	181,859	(4,399,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	-	-	3,500
Depreciation and amortization	1,120	7,848	262,623
Expenses for beneficial conversion feature	-	38,692	218,370
Stock-based compensation	-	11,672	1,118,263
Income from settlement of liability	-	(299,000)	(299,000)
Changes in assets and liabilities:
Decrease in trade receivables	-	612	-
Decrease (Increase) in accounts expenses and receivables	20,489	(9,167)	(361)
Increase (Decrease) in related party and accounts payable	74,048	(99,644)	396,209

Net cash used in operating activities	-	(167,128)	(2,700,280)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	-	-	(146,991)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	-	-	(266,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in convertible promissory note	-	(1,096)	(1,096)
Proceeds from issue of common stock	-	161,000	3,206,907
Short-term bank credit	-	2	-
Offering costs	-	-	(238,540)

Net cash provided by financing activities	-	159,906	2,967,271

Decrease in cash and cash equivalents	-	(7,222)	-
Cash and cash equivalents at the beginning of the period	-	7,429	-
Cash and cash equivalents at the end of the period	-	207	-

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	-	19,000	19,000
Conversion of convertible promissory note to equity	-	186,774	185,773
Conversion of related party liabilities to convertible promissory note	58,868	-	58,868

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history, and has incurred losses of approximately $ 4.4 million from operations as of September 30, 2012 and has a deficit in working capital of approximately $ 53 thousand for this period.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters include financing from a related party Top Alpha Capital S.M. Ltd.  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

c.	Share Purchase Agreement

On July 5, 2011 the Company entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, (hereinafter – "Top Alpha") to purchase 49.9% of the Company outstanding share capital, for the total consideration of $ 160 thousand ("Transaction").

Simultaneously with closing of the transaction, the convertible notes in the aggregate amount of approximately $ 187 thousand, were converted into shares of the Company common stock. In addition, at the closing, all outstanding warrants and options to purchase the Company shares were cancelled.

As of the reported date, there are no outstanding Company warrants and options

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:-     SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2011 included in the Company's Form 10-K filed September 30, 2012.

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

As the majority of the Company's financing is received in U.S. dollars, Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

d.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All material inter company transactions and balances have been eliminated in consolidation.

ACRO INC. (A Development Stage Company) AND ITS SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 2:-     SIGNIFICANT ACCOUNTING POLICIES (cont.)

e.	Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	September 30,	December 31,
	2012	2011
New Israeli Shekel (NIS)	$0.255	$0.262

	Nine Months Ended September 30
Decrease in Rate of Exchange:	2012	2011
NIS	(2.3%)	(4.6%)

Note 3:-      RELATED PARTY TRANSACTIONS

a.
During the nine months period ended September 30, 2012 and 2011, the Company incurred an expense of $ 0 and $ 31,680, respectively, for consulting services provided by the Company’s previous CEO and chairman of the board of directors.

b.
During the nine months period ended September 30, 2012 and 2011, the Company incurred an expense of $46,667 and  $ 0, respectively for salary for the CEO, President and CFO of the Company, See also Note 5b.

c.	See also Note 5c.

Note 4:-     COMMITMENTS

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

US Dollars

Note 5: -    OTHER SIGNIFICANT CURRENT PERIOD EVENTS

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

b.
On April 1, 2012, the Company has approved a contract with the company  CEO, President and CFO, at an annual salary of $ 70 thousand. The term of employment shall be two years. This employment agreement is effective as of February 1, 2012.

c.
On September 30, 2012 the Company signed a loan agreement in the amount of $ 58,868, in the form of a convertible promissory note, with Top Alpha Capital. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31 and June 30. The above amount should be paid on or before December 31, 2013.

This note is convertible up to 3,559,495 shares of the Company's common stock, at a price of $0.0165383 per share.

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

Employees

Mr. Asaf Porat serves as the Chairman, Chief Executive Officer and Chief Financial Officer of ACRO, Inc.  Mr. Porat is an employee of Top Alpha Capital, our largest shareholder.

Cash Requirements

We believe that awe will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation and developing and commercializing our potential explosive detection device.  We expect that we may have to raise funds through additional offerings of our securities.

At September 30, 2012 we had working capital deficit of approximately $53,000.  We are now operating under a minimal activity note, until we successfully raise additional funds or receive a significant order to our products.  We anticipate that we will require additional funds of up to approximately $200,000 to keep operating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

Financial Condition, Liquidity and Capital Resources

Three Months Ended September 30, 2011 Compared to September 30, 2012.

We had no revenues for either the quarter ended September 30, 2011 or September 30, 2012.  However, for the quarter ended September 30, 2011, we had $254,000 of income from settlement of a liability.

During the three months ended September 30, 2011, we had operating income of $27,292, $874 in interest and other income, and $254,000 of income from settlement of liability.

During the three months ended September 30, 2012, we incurred $29,310 of operating expenses, in addition to interest and other expense of $4,856.

We had a net profit of $292,166 for the three months ended September 30, 2011 and a net loss of $36,548 for the three months ended September 30, 2012.  The difference was due primarily to the $254,000 settlement of liability received in 2011.

Nine Months Ended September 30, 2011 Compared to September 30, 2012.

For the nine months ended September 30, 2011 and 2012, we had revenues of $3,300 and $0, respectively.

During the nine months ended September 30, 2011, we had $35,476 in interest and other expenses, and in the nine months ended September 30, 2012, we had $ 5,060 in interest and other expenses.

During the nine months ended September 30, 2011, we had $81,665 of operating loss, compared to an operating loss of $$87,540 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, we had a net profit of $181,859, and for the comparable period in 2012, we had a net loss of $95,657.  The difference is due primarily to the $299,000 settlement that was booked during the nine months ended September 30, 2011.

            As of September 30, 2012, we had a working capital deficit of approximately $53,000.

As of September 30, 2012, we had total assets of $4,729, which consisted of receivables of $361 and property and equipment of $4,368.

From January 1, 2012 to September 30, we had sales of $0.

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

We have historically incurred losses, and from inception through September 30, 2012, we have incurred losses of $4,399,884. Because of these historical losses, we will require additional working capital to develop our business operations.

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

On July 28, 2011, we closed a share purchase pursuant to which Top Alpha Capital, an Israeli Corporation (“TAC” or “Top Alpha”) purchased a total of 96,613,788 shares of our common stock, representing 49.9% of our outstanding common stock, for $160,000 (the “Transaction”).  This offering was conducted pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

Following the closing of the Transaction and until six months thereafter, Top Alpha had the option to purchase up to 15,515,052 (1,551,505 post-reverse split) of the shares held by BioTech Knowledge LLC, at a price per share of $0.0018. Top Alpha did not exercise this option.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

Date: October 29, 2012	By:	/s/ Asaf Porat
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