Form 10-K
period 2012-12-31
ACRO INC.
filed 2013-03-26
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1 Ben Gurion Street,
Bnei Brak,Israel	[5120149]
(Address of Principal Executive Offices)	(Zip Code)

+###-##-#### 851
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2012, was approximately $ 69,231 (based on the average bid and asked price for the registrant’s common stock on December 31, 2012 on the OTC Bulletin Board of $0.013 per share and 5,325,444 shares held by non-affiliates).

At December 31, 2012, 19,349,000 shares of the registrant’s common stock were outstanding.

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

At the closing of this transaction Top Alpha owned 49.9% of our common stock.

As of December 31, 2012, we had not realized any significant revenues from operations and experienced an operating loss of  $131,525.

 Reverse Split

In January 2012, we effectuated a ten for one (10:1) reverse stock split.  As a result, the outstanding common stock of ACRO, Inc. decreased from 193,487,806 to 19,349,000.

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

Since the fourth quarter of 2007, we have delivered samples of ACRO-SET to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia. During 2010, we had sales in the aggregate amount of $79,227, in 2011, we had sales of $3,300 and in 2012, we had sales of $0.

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

During the twelve months ended December 31, 2012, we did not invest funds in research and development activities.

Government Approvals

Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations.

Employees

As of February 1st, 2012, we have entered into an employment agreement with Asaf Porat president, shief executive officer and chief financial officer, pursuant to it Mr. Porat shall receive an annual salary of $70,000.

As of December 31st, 2012, Mr. Porat has accrued $64,167 in unpaid salary.

Item 1A. Risk Factors

1.	We depend on key personnel, the loss of whom could adversely affect our ability to operate and manage our company.

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

2.	We will need, and may not be able to obtain, additional financing which could force us to slow down or suspend our operations.

ACRO needs to continue to market its products and services in order to expand its operations.  In addition, we may need to engage in an offering of debt or equity securities in order to finance our operations and projected growth in 2013.  However, there can be no assurance that additional capital will be available on acceptable terms.  As such, we may not be able to fund our future operations, adequately promote our products, develop or enhance services or respond to competitive pressures, or to engage in research and development for new products and/or technologies.  Any such inability could adversely affect our ability to enter into new contracts, which would prevent us from growing or maintaining operations of the company.

3.	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business and operating results could be harmed.

During the year ended December 31, 2012, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Such an evaluation requires the check and testing of the existence of the required controls.  Based on this examination, as December 31, 2012, management has concluded that its disclosure controls and procedures are effective.  We will continue to carry out such evaluations in the future.

4.
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

5.
We have had no significant revenues for two years while we had revenues of $79,227 in 2010, we only had sales revenues of $3,300 in 2011 and $0 sales revenues in 2012. We intend to focus on the development or acquisition of new technologies and products, but there is no guarantee we will be able to do so.

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

The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter since January 1, 2011. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock as reported by the OTCBB on March 20, 2013, was $.045 per share.

	2011		2012
	High	Low	High	Low
1st Quarter	0.14	0.038
2nd Quarter	0.06	0.02
3rd Quarter	0.038	0.01
4th Quarter	0.02	0.01

Outstanding Shares and Shareholders of Record

As of March 31, 2013, there were 19,348,780 shares of our common stock issued and outstanding. These shares were held by approximately thirty (30) shareholders of record.

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

At the closing of this transaction Top Alpha owned 49.9% of our common stock.

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

We have historically incurred losses, and from inception through December 31, 2012, we have incurred losses of $4,441,263. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Financial Condition, Liquidity and Capital Resources

RESULTS OF OPERATIONS FOR ACRO, INC.
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Revenues

For the years ended December 31, 2011 and 2012, ACRO had revenues of $3,300 and $0, respectively, a decrease of $ 3,300 or 100%.

Research and Development

In 2011, we earned $168 for research and development activities and in 2012, we had no research and development costs of earning.

Operating Expenses

General and administrative expenses increased from $107,055 to $131,525, an increase of $24,470, or 22.9% for the years ended 2011 and 2012.

Financial Income (Expenses)

For the year ended December 31, 2011 we had $35,182 in interest expense and for the year ended December 31, 2012, we had interest expense of $5,943, a decrease of $29,239.

Other Income (Expenses)

In 2011, we had $299,000 in income from forgiveness of debt.  We had no such income in 2012.

Net Income (Loss)

As a result of the above, we finished 2012 with a net loss of $137,468, compared to a net income of $160,281 in 2011.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary sources of liquidity.   We had an accumulated deficit at December 31, 2012 of $4,441,263.  During the year ended December 31, 2011, we incurred a net loss of $137,468.

Investing and operating activities have historically been funded through our financing activities, which provided cash or approximately $158,904 in 2011 and $0 in 2012.

On December 31, 2012 ACRO had no long term debt.

Off-Balance Sheet Arrangements

None

Cash Requirements

Our cash requirement for the next 12 months is approximately  $150,000. We estimate our operating expenses and working capital requirements at our current minimal activity phase, for fiscal year 2013 to be as follows:

Estimated Expenses to December 31, 2013

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)          Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)          Our management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and asset dispositions;

●
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework for Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2012.

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

(c)          There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 9.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers, their ages, positions held and duration each person has held that position, as of March 15, 2012.

Name	Age	Position	Date First Elected or Appointed
Asaf Porat	35	President, CEO, Chairman, CFO	July 28, 2011
Baruch Mitzengendler	40	Director	July 28, 2011

Significant Employees

As of February 1st, 2012, we have entered into an employment agreement with Asaf Porat president, chief executive officer and chief financial officer, pursuant to it Mr. Porat shall receive an annual salary of $70,000.

As of March 15, 2013, Mr. Porat had $64,167 in accrued but unpaid salary.

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

Asaf Porat.  Mr. Porat has been a partner at Top Alpha Capital, an Israeli investment company, since 2010.  Top Alpha Capital is the controlling shareholder of Acro. From 2008 to 2010, Mr. Porat was a partner and investment relations manager at Titan Investments, Inc., an Israeli investment company. From 2005 to 2008, Mr. Porat was an Investor Relations manager at “investor relations”. He is a graduate of Tel Aviv University and Ben Gurion University.

Baruch Mitzengendler.   Mr. Miztengendler has been an analyst at Top Alpha Capital since 2009, where he provides analysis services for investment companies.  Top Alpha Capital is the controlling shareholder of Acro.  From May 2004 through August 2008, he was a staff design engineer for Qimonda AG, a semiconductor manufacturer whose shares trade on the New York Stock Exchange under the symbol “QI.”

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange   Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Promoters and control persons.

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

Corporate Governance

Audit, Compensation and Nominating Committees

Our board of directors is of the view that it is appropriate for us to have neither a standing compensation nor nominating committee because there are currently only two directors on our board of directors, one of whom, Mr. Baruch Mitzengander is an “independent director” under the rules of the National Association of Securities Dealers, Inc. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers, Inc., under the symbol “ACRI” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. These directors have performed the functions of nominating and compensation committees and will continue to do so. There are no policies or procedures for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the early stage of our development as a company, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for director is conducted by our board of directors.

Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay fees to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid or accrued to former and current officers during the fiscal years ended December 31, 2011 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (#)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Asaf Porat Chief Executive Officer, Chairman, and	2011	-	-	-	-	-
Chief Financial Officer (2)	2012

Gadi Aner Chief Executive Officer and	2011	-	-	-	-	-
Chairman	2012	N/a

Gabby Klausner	2011	-			-		-
Chief Financial Officer (1)	2012	N/a

(1)	Both Mr. Aner and mr. Klausher resigned in July 2011.

(2)	Appointed in July 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards for the fiscal year ended December 31, 2012.

The Company has no options outstanding as of the date of this report.

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

All outstanding options were cancelled in 2011.

Compensation of Directors

No directors received compensation in 2012.

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

All outstanding options were cancelled in July 2011.

The following summary information is presented for stock options authorized for issuance on an aggregate basis as of December 31, 2012.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of March 15, 2013, by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 15, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)

Common Stock	Asaf Porat (4)	0	0%
	1 Ben Gurion Street
	Bnei Brak, Israel

Common Stock	Baruch Mitzengender	0	0%
	1 Ben Gurion Street
	Bnei Brak, Israel

Common Stock	Top Alpha Capital (4)	9,661,379	49.9%
	1 Ben Gurion Street Bnei Brak, Israel

Common Stock	Prof. Ehud Keinan (3)	4,455,727	23%
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

(2) Based upon 19,349,000 issued and outstanding shares of common stock as of March 31, 2012.

(3) Including 4,362,177 shares registered under BioTech Knowledge LLC, which is wholly-owned by Prof. Ehud Keinan.

(3) Mr. Porat and Mr. Mitzengender are affiliates of Top Alpha Capital.

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

None.

Parents

None.

Item 13. Principal Accountant Fees and Services

The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2011 and December 31, 2012.

	Fiscal Year Ended December 31,
	2012	2011
	(in thousands)
Audit Fees	$8	$8
Audit-Related Fees	$-	$-
Tax Fees	$1.5	$1.5
All Other Fees	$-	$-
Total	$9.5	$9.5

Audit Fees

For the fiscal year ended December 31, 2011 and 2012, Barzily & Co., billed approximately  $8,000 for the audit of our annual financial statements and review of our Form 10-K.

Tax Fees

For the fiscal year ended December 31, 2011 and 2012 Barziliy  & Co. billed approximately $1,500 for the Israeli subsidiary’s tax reports reviewing and filing services. .

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
Date: 3.21.13

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

Signature	Title	Date

/s/ Asaf Porat	Chief Executive Office, Chief Financial Officer & Chairman	3.21.13
Asaf Porat	(principal executive office, principal financial officer, principal accounting officer)

/s/ Baruch Mitzengendler		3.21.13
Baruch Mitzengendler	Director

Exhibit Index

Number	Description	Method of Filing

3.1	Articles of Incorporation, as amended.	Incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003

3.2	Bylaws, dated February 25, 2005.	Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed March 17, 2005 and March 21, 2005

3.3	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006.	Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-KSB filed March 28, 2007

3.4	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006.	Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006.	Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

10.1	Agreement and Plan of Merger for the Merger of ACRO Inc. with and into Medina International Corp., dated April 25, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 4, 2006

10.2	Patent Purchase Agreement between the Registrant and Prof. Ehud Keinan, dated February 1, 2006.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2006

10.3	Consulting Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed February 3, 2006

10.4	Letter of Agreement between the Registrant and BioTech Knowledge LLC, dated February 1, 2006.	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed February 3, 2006

10.5	Advisory Board Agreement between the Registrant and Prof. Richard E. Lerner, dated May 31, 2006.	Incorporated by reference to Exhibit 99.2 to our current report on Form 8-K filed June 5, 2006

10.6	Advisory Board Agreement between the Registrant and Prof. K. Barry Sharpless, dated September 28, 2006.	Incorporated by reference to Exhibit 10.8 to our annual report on Form 10-KSB filed March 28, 2007

10.7	Consulting Agreement between Acrosec Ltd. and M.G NET Ltd., dated March 26, 2007	Incorporated by reference to Exhibit 10.10 to our annual report on Form 10-KSB filed March 28, 2007

10.8	Cooperation and Licensing Agreement between the Registrant and Life Science Research Israel Ltd., dated October 28, 2007.	Incorporated by reference to Exhibit 10.11 to our annual report on Form 10-KSB filed March 13, 2008

10.9	Intellectual Property Assignment and Services Termination Agreement, dated March 30, 2009.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 30, 2009

10.10	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 23, 2009

10.11	Warrant between the Registrant and BioTech Knowledge LLC, dated February 22, 2009.	Incorporated by reference to Exhibit 10.14 to our annual report on Form 10-K filed March 30, 2009

10.12	Convertible Promissory Note between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 29, 2010

10.13	Warrant between the Registrant and BioTech Knowledge LLC, dated March 24, 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.14	The Registrant’s 2008 Israeli Share Option Plan	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 1, 2008

10.15	Finders Agreement between the Registrant and Siden Investment Inc. dated March 2010.	Incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K filed March 29, 2010

10.16	Convertible Promissory Note between the Registrant and Oren Fuerst, dated March 31, 2011.	Filed herewith.

10.17	Convertible Promissory Note between the Registrant and Noam Yellin, dated March 31, 2011.	Filed herewith.

14.1	Code of Business Conduct and Ethics and Compliance Program	Incorporated by reference to Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed March 30, 2005

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 to our annual report on Form 10-K filed March 30, 2009

31.1	Rule 13a-14(a) Certification of Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

ACRO INC. (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2012 AND 2011

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ACRO Inc. (A Development Stage Company):

We have audited the accompanying consolidated balance sheets of ACRO Inc. (A Development Stage Company)

(the “Company”) and its subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ deficiency and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations, changes in shareholders' deficiency and cash flows for the years then ended. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a “going concern”. As discussed in Note 1b  to the financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a “going concern”. Management’s plans in regard to these matters are also described in Note 1b. the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Barzily & Co.
Jerusalem, Israel
March 21, 2013

ACRO INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

US Dollars

		December 31,
	Note	2012	2011

ASSETS

CURRENT ASSETS:

Other accounts receivable		793	20,850

TOTAL CURRENT ASSETS		793	20,850

PROPERTY AND EQUIPMENT , NET	3	4,097	5,488

TOTAL ASSETS		4,890	26,338

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related party	8b, 8c	77,476	33,164
Accounts payable and accrued liabilities		6,000	6,000
Related party	4c	86,133	-

TOTAL LIABILITIES		169,609	39,164

COMMITMENTS	5

SHAREHOLDERS' DEFICIENCY:	6

Share capital -
Common stock; $0.01 par value; 700,000,000 shares authorized; and 19,349,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011		193,488	193,488
Additional paid-in capital		4,097,913	4,097,913
Capital reserve		(14,857)	-
Deficit accumulated during the development stage		(4,441,263)	(4,304,227)

TOTAL SHAREHOLDERS' DEFICIENCY		(164,719)	(12,826)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		4,890	26,338

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

US Dollars (except share and per share data)

				Cumulative from Inception (May 22, 2002) to
		Year Ended December 31,		December 31,
	Note	2012	2011	2012

Revenues		-	3,300	227,803

Costs and expenses:

Research and development		-	168	(585,401)

Sales and marketing		-	-	(324,350)

General and administrative *		(131,525)	(107,005)	(3,795,922)

Impairment of Intangible assets		-	-	(62,507)

Total operating expenses, net		(131,525)	(106,837)	(4,768,180)

Operating loss		(131,525)	(103,537)	(4,540,377)

Interest and other expenses, net		(5,943)	(35,182)	(132,291)

Income from forgiveness of debts	6a, 4b	-	299,000	299,000

Income (Loss) before taxes on income		(137,468)	160,281	(4,373,668)

Income tax benefit (expenses)	7	432	-	(67,595)

Net income (loss) and net Comprehensive income (loss)		(137,036)	160,281	(4,441,263)

Basic and diluted net loss per common share		(0.01)	0.01	(0.61)

Weighted average number of shares used in computing basic and diluted net loss per common share		19,348,781	12,093,534	7,253,653

*
Includes $0, $11,672 and $1,118,263 stock-based compensation for the years ended December 31, 2012, 2011 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

US Dollars (except shares data)

	Share capital
	(*) Shares	Amount	Additional Paid-in Capital	Capital Reserve	Accumulated Deficit	Total

Balance as of December 31, 2009	6,782,427	67,824	3,738,788	-	(4,038,310)	(231,698)

Beneficial conversion feature (note 4)	-	-	60,000	-	-	60,000
Issuance of share capital in March, 2010	100,000	1,000	24,000	-	-	25,000
Stock-based compensation	-	-	23,344	-	-	23,344
Loss for the year	-	-	-	-	(426,198)	(426,198)

Balance as of December 31, 2010	6,882,427	68,824	3,846,132	-	(4,464,508)	(549,552)

Beneficial conversion feature (note 4)	2,322,175	23,222	162,551	-	-	185,773
Issuance of share capital in July, 2011 (note 6b)	482,800	4,828	14,172	-	-	19,000
Issuance of share capital in July, 2011 (note 6a)	9,661,379	96,614	63,386	-	-	160,000
Stock-based compensation	-	-	11,672	-	-	11,672
Net Income for the year	-	-	-		160,281	160,281

Balance as of December 31, 2011	19,349,000	193,488	4,097,913	-	(4,304,227)	(12,826)

Beneficial conversion feature (note 4)	-	-	-	(14,857)	-	(14,857)

Loss for the year	-	-	-		(137,036)	(137,036)

Balance as of December 31, 2012	19,349,000	193,488	4,097,913	(14,857)	(4,441,263)	(164,719)

(*)  See Note 6c.

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	Year Ended December 31,		Cumulative from Inception (May 22, 2002) to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(137,036)	160,281	(4,441,263)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Services contributed by officers	-	-	3,500
Depreciation and amortization	1,391	10,492	262,951
Expenses for beneficial conversion feature	-	38,692	218,370
Stock-based compensation	-	11,672	1,118,263
Income from settlement of liability	-	(299,000)	(299,000)

Changes in operating assets and liabilities:
Decrease in trade receivables	-	1,067	-
Decrease (increase) in other accounts receivable	20,057	6,409	(793)
Increase (decrease) in accounts payable and related party	115,588	(95,946)	437,749
Net cash used in operating activities	-	(166,333)	(2,700,223)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	-	(147,048)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	-	-	(267,048)

CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible promissory note and other	-	(1,096)	(1,096)
Proceeds from issuance of common stock	-	160,000	3,206,907
Offering costs	-	-	(238,540)

Net cash provided by financing activities	-	158,904	2,967,271

Decrease in cash and cash equivalents	-	(7,429)	-
Cash and cash equivalents at the beginning of the period	-	7,429	-
Cash and cash equivalents at the end of the period	-	-	-

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans into equity	-	19,000	19,000
Conversion of convertible promissory notes into equity	-	185,773	185,773

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

b.     Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a “going concern”. The company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a “going concern”. Management’s plans with regard to these matters include financing from a major shareholder Top Alpha Capital S.M. Ltd. (“Top Alpha”).  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (cont.)

c.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. (“Acrosec”) All material intercompany transactions and balances have been eliminated in consolidation.

d.     Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Leasehold improvements	10
Computers and production equipment	15 – 33
Office furniture and equipment	7

e.     Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2012, management believes that all of the Company’s long-lived assets are recoverable.

f.     Research and Development costs

Research and Development costs are charged to the statement of operations as incurred.

g.     Convertible debt with beneficial conversion feature

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

ACRO INC. (A Development Stage Company)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (cont.)

h.     Exchange Rates

Exchange differences are charged or credited to operations as incurred.

Exchange rates:

	December 31,
	2012	2011
New Israeli Shekel (NIS)	$0.268	$0.262

	Year Ended December 31,
Decrease in Rate of Exchange:	2012	2011
New Israeli Shekel (NIS)	2.3%	(7.1%)

i.      Income taxes

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

j.      Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year.

k.     Implementation of the new accounting standards

The Company accounts for comprehensive income in accordance with ASC 220, "Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. Upon adoption of the new guidance, the Company elected to present a separate statement of consolidated comprehensive income.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 3:-  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,
	2012	2011
Cost:
Production equipment	122,400	122,400
Computer equipment	14,707	14,707
Office furniture	7,924	7,924
Leasehold improvements	2,017	2,017
	147,048	147,048

Accumulated depreciation:
Production equipment	122,400	122,089
Computer equipment	14,651	14,246
Office furniture	3,883	3,208
Leasehold improvements	2,017	2,017
	142,951	141,560

Depreciated cost	4,097	5,488

Depreciation expense for the year ended December 31, 2012 and 2011 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2012, was $1,391, $10,,492 and $142,951, respectively.

NOTE 4:-  CONVERTIBLE PROMISSORY NOTES AND OTHER

a.
On February 22, 2009, the Company received an interest free loan in the amount of $93,273 in the form of a convertible promissory note with BioTech Knowledge LLC, convertible to up to 11,659,250 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the closing date, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years. During the years 2009, 2010 and 2011, the Company received from Bio Tech Knowledge LLC additional interest free loans, with the same terms, in an aggregate amount of $92,500. The loans were convertible to up to 11,562,500 shares of the Company's common stock, at a price of $0.008 per share, within 12 months from the date of the grant, with each share of common stock such converted awarding a warrant to purchase one share of the Company’s common stock at the price per share of $0.016 exercisable within three years.

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

On July 5, 2011 in the framework of the purchase agreement, the convertible notes were converted into shares of the Company and all options expired.  See Note 6a.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 4:-  CONVERTIBLE PROMISSORY NOTES AND OTHER (cont.)

b.
On April 1, 2010, the Company received a loan from Lindon Group Inc., Rhode Island Corporation (which is a related party of one of the Company's former major customers) in the amount of $35,000, bearing a yearly interest of 6%, in the form of a promissory note. This loan was forgiven by Lindon group on March 8, 2011, along with terminating its distribution agreement with the Company.

c.
On June 30, 2012 the Company signed a loan agreement in the amount of $ 62,255 (later increased $71,274), in the form of a convertible promissory note, with Top Alpha. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31 and June 30. The above amount should be paid on or before December 31, 2013. This note is convertible up to 4,309,633 shares of the Company's common stock, at a price $0.0165383 per share.

In respect of  In respect of the loan value of benefit component in the amount of $14,857 was charged to capital reserve.

fffffff
NOTE 5:-  COMMITMENTS

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

NOTE 6:-  SHAREHOLDERS' DEFICIENCY

a.
On July 5, 2011 the Company entered into a share purchase agreement (the "Agreement") with Top Alpha for the issue of 96,613,788 shares of common stock, representing 49.9% of the Company outstanding shares capital, for the total consideration of  $160,000  ("Transaction"). The purchase price was funded by available funds. As a result of this transaction, balances in the amount of $ 264,000 were deducted from the results of the operations for the year in regard to waiver of debt.

Pursuant to the Agreement, with closing of the transaction  convertible notes held by Bio Tech Knowledge LLC in the aggregate amount of approximately $186,000 were converted into 23,221,750 shares of the Company as common stock. In addition, at the closing all outstanding warrants and options to purchase  Company shares were cancelled. See also Note 4a.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 6:-  SHAREHOLDERS' DEFICIENCY (cont.)

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of the Company shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g, the issuance of shares or compensation to Top Alpha.  This veto right shall terminate upon any of the following events:  (a) a merger between the Company and another entity; (b) an asset acquisition by the Company; (c) The Company’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in the Company.  In any case, such veto right shall not apply to issue of additional shares to Top Alpha in the event the Company shall have outstanding debts on the closing of the transaction.  In such event, the Company shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to outstanding debt.

Following the closing of the transaction and until six months thereafter, Top Alpha supplied office services, management, consulting and investment banking services to the Company at no cost.

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

b.
On April 14, 2011 a loan agreement was signed with Oren Fuerst and Noam Yellin (the lenders), according to which  the company was entitled to receive a loan of an aggregated amount of $53,000 ($26,500 from each), in a form of convertible promissory note. As of May 23, 2011 the company received only $19,000. The lenders decided to withdraw from the agreement and not to lend the balance to the company. Therefore the company board of directors decided to cancel the agreement with the lenders. On July 26, 2011, as part of the share acquisition agreement signed by the Company, 4,828 thousand shares were issued to Noam Yellin in consideration of waiver of the loan in the amount of $ 19,000.

c.
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

NOTE 7:-  INCOME TAXES

a.    Tax rates

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary, which was formed in March 2006, in accordance with local tax laws.

Corporate tax structure:

Taxable income of Israeli companies is subject to tax at the rate of 24% in 2011 and 25% in 2012 and thereafter.

In the USA, Acro Inc. is subject to a 15%-35% corporate tax rate.

Gain (Loss) from continuing operations, before income taxes, consists of the following:

	Year ended December 31,
	2012	2011
United States	(128,494)	1,424
Israel	(8,974)	158,857
	(137,468)	160,281

b.    Deferred Tax

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	1,546,449	1,417,955
Valuation allowance	(1,546,449)	(1,417,955)
Net deferred tax assets	-	-

The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $128,494 and a decrease of $1,424 respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are reducible. Management considers projected taxable income and tax planning strategies in making this assessment.  In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code.  Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of December 31, 2012, the Company has net operating loss carry forwards for federal income tax purposes of approximately $4.4 million, after the consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 7:-  INCOME TAXES (cont.)

c.     Reconciliation of Income Tax Benefit (Expense)

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31,
	2012	2011
Income (loss) before income taxes as per the income statement	(137,468)	160,281

Tax calculated according to the statutory tax rate of 34%	(46,739)	54,496

Increase (decrease) in income tax resulting from:
Non tax benefit losses	45,932	-
Change in valuation allowance	432	(1,424)
Foreign tax rate differential	807	(15,785)
Exchange rate differences	-	(37,287)
Total income tax benefit (expenses)	432	-

The income tax payable as of December 31, 2012 and 2011 was $0.

d.     Accounting for Uncertainty in Income Taxes

As of January 1, 2012 and for the 12 months ended December 31, 2012, the company and its subsidiary did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company and its subsidiary’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

e.    Agreement to a subsidiary tax assessment

On January 29 , 2013 Acrosec reached an agreement with the tax authorities in Israel. According to the agreement, the accumulated loss declared in 2011, in the amount of 2.2 million NIS was erased.

NOTE 8:-  RELATED PARTIES

a.	Starting October 2008, the Company's CEO and chairman of the board of directors agreed that the company may defer payment of his monthly fee until further notice.

During the years ended December 31, 2012 and 2011, the Company incurred an expense of $0 and $31,680, respectively, for consulting services provided by the Company's CEO and chairman of the board directors.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 8:-  RELATED PARTIES (cont.)

b.
On April 1, 2012, the Company approved a contract with the Company CEO, President and CFO, at an annual salary of $ 70,000. The term of employment shall be two years. This employment agreement is effective as of February 1, 2012.

During the year ended December 31, 2012, the Company incurred an expense of $64,167, for salary for the CEO, President and CFO of the Company.

c.
On December 18, 2012, the Company entered into a consulting agreement with Top Alpha, pursuant to which Top Alpha shall provide consulting services to the Company for six months. According to this agreement, Top Alpha shall receive a monthly fee equal to 8.5% of the Company outstanding common stock per month as compensation for its services. The agreement terminates on June 17, 2013.

NOTE 9:-  SUBSEQUENT EVENTS

In January 29, 2013 Acrosec reached an agreement with the tax authorities in Israel. See also Note 7e.