Form 10-Q
period 2013-03-31
ACRO INC.
filed 2013-05-16
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, there were 19,349,000 shares of the registrant’s common stock outstanding.

Table of Contents

ACRO INC.

Item 1.	Financial Statement (Unaudited)

ACRO INC. (A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

March 31, 2013

UNAUDITED

ACRO INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

US Dollars

	As of March 31,	As of December 31,
	2013	2012
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Other accounts receivable	793	793

PROPERTY AND EQUIPMENT, NET	3,874	4,097

TOTAL ASSETS	4,667	4,890

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related party	166,552	77,476
Accounts payable and other current liabilities	8,750	6,000
Related party - convertible promissory note	- . -	86,133

TOTAL CURRENT LIABILITIES	175,302	169,609

SHAREHOLDERS' DEFICIENCY:

Share capital -
Common stock of $ 0.01 par value – 700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012.	193,488	193,488
Additional paid-in capital	4,097,913	4,097,913
Capital reserve	109,661	(14,857)
Deficit accumulated during the development stage	(4,571,697)	(4,441,263)

TOTAL SHAREHOLDERS' DEFICIENCY	(170,635)	(164,719)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	4,667	4,890

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars (except share and per share data)

	For the Three Months Ended March 31,		Cumulative from Inception (May 22, 2002) to March 31,
	2013	2012	2013
	Unaudited		Unaudited

Revenues	- . -	- . -	227,803

Costs and expenses:

Research and development	- . -	- . -	(585,401)

Sales and marketing	- . -	- . -	(324,350)

General and administrative *	(97,005)	(24,905)	(3,892,927)

Impairment of Intangible assets	- . -	- . -	(62,507)

Total operating expenses	(97,005)	(24,905)	(4,865,185)

Operating loss	(97,005)	(24,905)	(4,637,382)

Interest and other expenses, net	(33,429)	(50)	(165,720)

Income from forgiveness of debts	- . -	- . -	299,000

Loss before taxes on income	(130,434)	(24,955)	(4,504,102)

Taxes on income	- . -	- . -	(67,595)

Net loss and net Comprehensive loss	(130,434)	(24,955)	(4,571,697)

Basic and diluted net loss per common share	(0.01)	(0.00)	(0.61)

Number of shares used in computing basic and diluted net loss per share	19,349,000	19,349,000	7,528,127

*   Includes $0, $0 and $1,118,263 stock-based compensation for the three months periods ended  March 31, 2013, 2012 and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	For the Three Months Ended March 31,		Cumulative from Inception (May 22, 2002) to March 31,
	2013	2012	2013
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(130,434)	(24,955)	(4,571,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	- . -	- . -	3,500
Depreciation and amortization	223	581	263,174
Expenses for beneficial conversion feature	- . -	- . -	218,370
Stock-based compensation	- . -	- . -	1,118,263
Income from settlement of liability	- . -	- . -	(299,000)
Interest expenses	32,360	- . -	32,360
Changes in assets and liabilities:
Decrease in trade receivables	- . -	- . -	- . -
Increase in accounts expenses and receivables	- . -	- . -	(793)
Increase in related party and accounts payable	97,851	24,324	529,575

Net cash used in operating activities	- . -	(50)	(2,706,248)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	- . -	- . -	(147,048)
Purchase of intangible assets	- . -	- . -	(120,000)

Net cash used in investing activities	- . -	- . -	(267,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in convertible promissory note	- . -	- . -	(87,279)
Proceeds from issue of common stock	- . -	- . -	3,299,065
Short term bank credit	- . -	50	50
Offering costs	- . -	- . -	(238,540)

Net cash provided by financing activities	- . -	50	2,973,296

Decrease in cash and cash equivalents	- . -	- . -	- . -
Cash and cash equivalents at the beginning of the period	- . -	- . -	- . -
Cash and cash equivalents at the end of the period	- . -	- . -	- . -
APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	- . -	- . -	19,000
Conversion of convertible promissory note to equity	- . -	- . -	185,773

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

b.     Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a “going concern”. The company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a “going concern”. Management’s plans with regard to these matters include financing from a major shareholder Top Alpha Capital S.M. Ltd. (“Top Alpha”).  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:-      SIGNIFICANT ACCOUNTING POLICIES

a.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's Form 10-K filed March 26, 2013.

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

c.     Financial Statements in U.S. dollars

The majority of the Company's financing is received in U.S dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

d.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. ("Acrosec"). All material intercompany transactions and balances have been eliminated in consolidation.

e.     Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	March 31,	December 31,
	2013	2012
New Israeli Shekel (NIS)	$0.274	$0.268

	Three Months Ended March 31,
Increase in Rate of Exchange:	2013	2012
NIS	2.24%	2.67%

Note 3:-      RELATED PARTY TRANSACTIONS

On April 1, 2012, the Company approved a contract with the Company CEO, President and CFO, at an annual salary of $ 70,000. The term of employment shall be two years. This employment agreement is effective as of February 1, 2012.

During the three months period ended March 31, 2013 and 2012, the Company incurred an expense of $17,500 and $11,667, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors.

Note 4:-      OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	On January 29, 2013, Acrosec reached an agreement with the tax authorities in Israel. According to the agreement, the accumulated loss declared in 2011, in the amount of 2.2 million NIS was erased.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of our shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g., the issuance of shares or compensation to Top Alpha. This veto right shall terminate upon any of the following events: (a) a merger between ACRO and another entity; (b) an asset acquisition by ACRO; (c) ACRO’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in ACRO. In any case, such veto right shall not apply to issuance of additional shares to Top Alpha in the event ACRO shall have outstanding debts on the closing of the Transaction. In such event, we shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to the outstanding debt. ACRO has determined that there were outstanding debts at the closing of the Transaction.

Following the closing of the Transaction and until six months thereafter, Top Alpha was obligated to supply office services, management, consulting and investment banking services to ACRO at no cost.

Effective as of the closing of the Transaction, all existing officers and directors, except for Ehud Keinan, resigned from their office, and the officers chosen by Top Alpha were appointed. Stockholders were asked by written consent to approve the election of Asaf Porat, the investment banker of Top Alpha, as a director. Following the closing, Top Alpha agreed to vote for the reappointment of Mr. Keinan as a director of ACRO until Mr. Keinan’s share holdings shall comprise of less than ten percent (10%) of our outstanding common stock. Mr. Keinan resigned in January 2012.

Pursuant to this transaction Top Alpha acquired 49.9% of our common stock.

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

As of March 31, 2013, Mr. Porat had $82,000 in accrued but unpaid salary.

Cash Requirements

We believe that awe will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation and developing and commercializing our potential explosive detection device. We expect that we may have to raise funds through additional offerings of our securities.

At March 31, 2013 we had working capital deficit of approximately 175,000$. We are now operating under a minimal activity note, until we successfully raise additional funds or receive a significant order to our products. We anticipate that we will require additional funds of up to approximately $200,000 to keep operating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

Financial Condition, Liquidity and Capital Resources

Three Months Ended March 31, 2012 Compared to March 31, 2013.

We had no revenues for either the quarter ended March 31, 2012 or March 31, 2013.

During the three months ended March 31, 2012 and 2013, we incurred $24,905 and $97,005 respectively of operating expenses, in addition to interest and other expense of $50 and $33,429 respectively.

We had a net loss of $24,955 for the three months ended March 31, 2012 and a net loss of $130,434 for the three months ended March 31, 2013.

During the quarters ended March 31, 2012 and 2013, ACRO incurred expense of $11,667 and $17,500, respectively for consulting services provided by our CEO and Chairman of the Board of Directors, Asaf Porat.

On January 29, 2013 Acrosec, a wholly owned subsidiary of ACRO, Inc., reached an agreement with the tax authorities in Israel pursuant to which the accumulated loss declared in 2011, in the amount of 2.2 million NIS, was discharged.

As of March 31, 2013, we had a working capital deficit of approximately $175,000.

At March 31, 2012 and 2013, we had total assets of $4,890 and $4,667 respectively, which consisted of receivables of $793 at both of the quarters and property and equipment of $4,097 and $3,874 respectively.

From January 1, 2013 to March 31, 2013, we had sales of $0, same as in the parallel period.

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

We have historically incurred losses, and from inception through March 31, 2013, we have incurred losses of $4,571,697. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld will hold any of our shares they hold as of the closing, they shall have the right to veto any transaction with Top Alpha, e.g., the issuance of shares or compensation to Top Alpha. This veto right shall terminate upon any of the following events: (a) a merger between ACRO and another entity; (b) an asset acquisition by ACRO; (c) ACRO’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in ACRO. In any case, such veto right shall not apply to issuance of additional shares to Top Alpha in the event ACRO shall have outstanding debts on the closing of the Transaction. In such event, we shall issue Top Alpha shares based on a company valuation of $160,000 proportionate to the outstanding debt. ACRO has determined that there were outstanding debts as of the closing of the Transaction.

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

As a result of this transaction Top Alpha acquired 49.9% of our common stock.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

Date: May 16, 2013	By:	/s/ Asaf Porat
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