Form 10-Q
period 2013-06-30
ACRO INC.
filed 2013-08-12
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 19,349,000 shares of the registrant’s common stock outstanding.

Table of Contents
ACRO INC.

Item 1.	Financial Statement (Unaudited)

ACRO INC. (A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF

June 30, 2013

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION		PAGE

Item 1 –	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	2

	Balance Sheets -
	June 30, 2013 and December 31, 2012	3

	Statements of Comprehensive Loss -
	Six and Three months ended June 30, 2013 and 2012 and Comprehensive Loss from inception date	4

	Statements of Cash Flows -
	Six months ended June 30, 2013 and 2012 and cumulative from inception date	5

	Notes to the Financial Statements	6-8

ACRO  INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

US Dollars

	As of June 30,	As of December 31,
	2013	2012
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Other accounts receivable	793	793

Property and equipment, net	3,706	4,097

TOTAL ASSETS	4,499	4,890

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related parties	243,877	77,476
Accounts payable	4,099	6,000
Related party - convertible promissory note	16,881	86,133

TOTAL CURRENT LIABILITIES	264,857	169,609

SHAREHOLDERS' DEFICIENCY:

Share capital -
Common stock of $ 0.01 par value – 700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012.	193,488	193,488
Additional paid-in capital	4,097,913	4,097,913
Capital reserve	73,854	(14,857)
Deficit accumulated during the development stage	(4,625,613)	(4,441,263)

TOTAL SHAREHOLDERS' DEFICIENCY	(260,358)	(164,716)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	4,499	4,890

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars (except share and per share data)

	For the Three Months		For the Six Months		Cumulative from Inception (May 22, 2002) to
	Ended June 30,		Ended June 30,		June 30,
	2013	2012	2013	2012	2013
	Unaudited				Unaudited

Revenues	- . -	- . -	- . -	- . -	227,803

Costs and expenses:

Research and development	- . -	- . -	- . -	- . -	(585,401)

Sales and marketing	- . -	- . -	- . -	- . -	(324,350)

General and administrative *	(85,206)	(33,325)	(182,211)	(58,230)	(3,978,133)

Impairment of Intangible assets	- . -	- . -	- . -	- . -	(62,507)

Total operating expenses	(85,206)	(33,325)	(182,211)	(58,230)	(4,950,391)

Operating loss	(85,206)	(33,325)	(182,211)	(58,230)	(4,722,588)

Interest and other expenses, net	31,290	(154)	(2,139)	(204)	(134,430)

Income from forgiveness of debts	- . -	- . -	- . -	- . -	299,000

Loss before taxes on income	(53,916)	(33,479)	(184,350)	(58,434)	(4,558,018)

Taxes on income	- . -	(675)	- . -	(675)	(67,595)

Net loss and net Comprehensive loss	(53,916)	(34,154)	(184,350)	(59,109)	(4,625,613)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.01)	(0.00)	(0.59)

Number of shares used in computing basic and diluted net loss per share	19,349,000	19,349,000	19,349,000	19,349,000	7,793,268

*
Includes $ 0, $ 0 and $ 1,118,263 stock-based compensation for the six months periods ended June 30, 2013, 2012 and for the cumulative period from May 22, 2002 (date of inception) to June 30, 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	For the Six Months Ended June 30,		Cumulative from Inception (May 22, 2002) to June 30,
	2013	2012	2013
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(184,350)	(59,109)	(4,625,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	- . -	- . -	3,500
Depreciation and amortization	391	849	263,342
Expenses for beneficial conversion feature	- . -	- . -	218,370
Stock-based compensation	- . -	- . -	1,118,263
Income from settlement of liability	- . -	- . -	(299,000)
Changes in assets and liabilities:
Increase in accounts expenses and receivables	- . -	- . -	(793)
Increase in related party and accounts payable	183,959	58,260	602,249

Net cash used in operating activities	- . -	- . -	(2,719,682)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	- . -	- . -	(147,048)
Purchase of intangible assets	- . -	- . -	(120,000)

Net cash used in investing activities	- . -	- . -	(267,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in convertible promissory note	- . -	- . -	(70,348)
Proceeds from issue of common stock	- . -	- . -	3,295,618
Offering costs	- . -	- . -	(238,540)

Net cash provided by financing activities	- . -	- . -	2,986,730

Decrease in cash and cash equivalents	- . -	- . -	- . -
Cash and cash equivalents at the beginning of the period	- . -	- . -	- . -
Cash and cash equivalents at the end of the period	- . -	- . -	- . -

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	- . -	- . -	19,000
Conversion of convertible promissory note to equity	- . -	- . -	185,773

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

Hereinafter, ACRO Inc. and its wholly owned subsidiary in Israel Acrosec Ltd. (“Acrosec”), will be referred to as "the Company."

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

Note 2:- SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's Form 10-K filed March 26, 2013.

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

e.     Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	June 30,	December 31,
	2013	2012
New Israeli Shekel (NIS)	$0.276	$0.268

	Six Months Ended June 30,
Increase (Decrease) in Rate of Exchange:	2013	2012
NIS	2.99%	(2.7%)

 Note 3: – RELATED PARTIES TRANSACTIONS

a.
On April 1, 2012, the Company approved a contract with the Company CEO, President and CFO, at an annual salary of $ 70,000. The term of employment shall be two years. This employment agreement is effective as of February 1, 2012.

During the six months period ended June 30, 2013 and 2012, the Company incurred an expense of $35,000 and $29,167, respectively, for consulting services provided by the Company’s CEO and chairman of the board of directors.

b.
On June 30, 2012 the Company signed a loan agreement in the amount of $ 62,255 (that was increased to $90,733 and 71,274$ as of June 30 2013 and December 31 2012, respectively), in the form of a convertible promissory note, with Top Alpha. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31, 2012 and June 30, 2013. The above amount should be paid on or before December 31, 2013.

This note is convertible up to 5,486,235 shares of the Company's common stock, at a price $0.0165383 per share.

In respect of the loan value of benefit component as of June30, 2013 in the amount of $73,854 was charged to capital reserve.

During the six months period ended June 30, 2013 and 2012, the Company incurred an expense of $19,459 and $25,166, respectively, for reimbursement of the Company’s expenses by Top Alpha.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 3: – RELATED PARTY TRANSACTIONS (cont.)

c.
On December 18, 2012, the Company entered into a consulting agreement with Top Alpha, pursuant to which Top Alpha shall provide consulting services to the Company for six months. According to this agreement, Top Alpha is entitled to receive a monthly fee equal to 8.5% of the Company outstanding common stock per month as compensation for its services. The agreement terminated on June 17, 2013.

During the six months period ended June 30, 2013 and 2012, the Company incurred an expense of $129,263 and $0, respectively, for consulting services provided by Top Alpha.

Note 4: – OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	On January 29, 2013, Acrosec reached an agreement with the tax authorities in Israel. According to the agreement, the accumulated loss declared in 2011, in the amount of 2.2 million NIS was erased.

b.	See Note 3(a-c).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We have developed and marketed products for the detection of military and commercial explosives for the homeland security market. We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. We effected this change of name by merging our company with a wholly-owned subsidiary of our company that we had formed specifically for this purpose. We have a wholly-owned subsidiary, Acrosec Ltd. (Acrosec), incorporated under the laws of the State of Israel. Effective January 1, 2009, we entered into an Intellectual Property Assignment and Services Termination Agreement with our wholly owned subsidiary, Acrosec Ltd., pursuant to which, among others, we effected a transfer of all of our intellectual property, including patents and technology, to Acrosec, in consideration for an amount representing the value of the intellectual property as will be determined by an independent third-party appraiser selected by us and Acrosec. Concurrently, the services agreement between us and Acrosec, dated March 7, 2007, pursuant to which Acrosec provided us certain research, development, manufacturing and management services, was terminated. The Intellectual Property Assignment and Services Termination Agreement effectively rendered ACRO as a holding company.  In [July 2013], Acrosec transferred all of its assets back to ACRO.

Initially, our business had been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources.

However, since we were not successful in implementing our initial business plan for consulting services, we decided to no longer offer consulting services to oil and gas companies.  Accordingly, on March 15, 2006, we completed our acquisition of a patent for $120,000 pursuant to a patent purchase agreement with Prof. Ehud Keinan, which we refer here as the Patent Purchase Agreement. The patent, U.S. Patent No. 6,767,717, describes a method of detection of peroxide-based explosives. Through a consulting services agreement that we signed at the same time, Prof. Keinan, the inventor of the method described in the patent, has agreed to provide consulting services to us in order to develop the patent into a commercially viable product.  We are a development stage company with little history of research and development of explosives detection equipment. We are currently contemplating ending our current operations and the purchase new technologies.

 During years 2009, 2010 and 2011, we received from BioTech Knowledge LLC interest-free loans in the aggregate amount of $92,500 in the form of a convertible promissory note, convertible into up to 11,562,500 shares of our common stock, at a price of $0.008 per share, within 12 months from March 24, 2010, with each share of common stock such converted awarding a warrant to purchase one share of our common stock at the price per share of $0.016 exercisable within three years.

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

In January 2012, we effectuated a ten for one (10:1) reverse stock split.  As a result, our outstanding common stock decreased from 193,487,806 to 19,349,000.

Employees

Mr. Asaf Porat serves as the Chairman, Chief Executive Officer and Chief Financial Officer of ACRO, Inc.  In February 2012, we entered into an employment agreement with Mr. Porat, pursuant to which he receives an annual salary of $70,000.  As of June 30, 2013, we owed Mr. Porat approximately $99,000 in accrued and unpaid salary.

Mr. Porat is an employee of Top Alpha Capital, our largest shareholder.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation and developing and commercializing our potential explosive detection device.  We expect that we may have to raise funds through additional offerings of our securities.

At June 30, 2013 we had working capital deficit of approximately 264,000$.  We are now operating under a minimal activity note, until we successfully raise additional funds or receive a significant order to our products.  We anticipate that we will require additional funds of up to approximately $200,000 to keep operating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

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

In the fourth quarter of 2007, we delivered samples of ACRO-SET to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia.

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

We are currently contemplating the cessation of our current operations and the purchasing of new technologies.

Financial Condition, Liquidity and Capital Resources

 Results of operations:

Three Months Ended June 30, 2013 Compared to June 30, 2012.

We had no revenues for either the quarter ended June 30, 2012 or June 30, 2013.

During the three months ended June 30, 2013, we incurred $85,206 of operating expenses, compared with $33,325 in operating loss for the three months ended June 30, 2012, an increased loss of $51,881 or approximately 155%.  We had interest and other income of $31,290 for the three months ended June 30, 2013, and interest and other expense of $154 for the three months ended June 30, 2012, an increase of $31,136.

We had no research and development or sales and marketing expenses for either quarter.  We incurred general and administrative expenses of $85,206 and $33,325 for the quarters ended June 30, 2013 and 2012, respectively.

We had a net loss of $53,916 for the three months ended June 30, 2013 and a net loss of $34,154 for the three months ended June 30, 2012, an increase of $19,762. This increased loss is a result of increased operating expenses.

Six Months Ended June 30, 2013 Compared to June 30, 2012.

We had no revenues for either of the six month periods ended June 30, 2012 or June 30, 2013.

During the six months ended June 30, 2013, we incurred $182,211 of operating expenses, compared with $58,230 in operating expenses for the six months ended June 30, 2012, an increase in expenses of $123,981 or approximately 213%.  We had interest and other expenses of $2,139 for the six months ended June 30, 2013, and interest and other expenses of $204 for the six months ended June 30, 2012, an increase of $1,935.

We had no research and development or sales and marketing expenses for either quarter.  We incurred general and administrative expenses of $182,211 and $58,230 for the six months ended June 30, 2013 and 2012, respectively.

We had a net loss of $184,350 for the six months ended June 30, 2013 and a net loss of $59,109 for the six months ended June 30, 2012, an increased loss of $125,241.  This increase is due to an increase in operating expenses.

On June 30, 2012 we signed a loan agreement in the amount of $ 62,255 (that was increased to $90,733 and 71,274$ as of June 30 2013 and December 31 2012, respectively), in the form of a convertible promissory note, with Top Alpha. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31, 2012 and June 30, 2013. The above amount should be paid on or before December 31, 2013. This note is convertible up to 5,486,235 shares of our common stock, at a price $0.0165383 per share.  As of the date of this report, we have not paid any interest on this loan amount

On January 29, 2013, Acrosec, a wholly owned subsidiary of ACRO, Inc., reached an agreement with the tax authorities in Israel pursuant to which the accumulated loss declared in 2011, in the amount of 2.2 million NIS, was discharged.

As of June 30, 2013, we had a working capital deficit of approximately 264,064$.

At June 30, 2013, we had total assets of $4,499, which consisted of receivables of $793 and property and equipment of $3,706.

From January 1, 2013 to June 30, 2013, we had sales of $0.

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

We have historically incurred losses, and from inception through June 30, 2013, we have incurred losses of $4,625,613. Because of these historical losses, we will require additional working capital to develop our business operations.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

Date: August 12, 2013	By:	/s/ Asaf Porat
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