Form 10-Q
period 2013-09-30
ACRO INC.
filed 2013-11-12
CIK 1228386

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were 19,349,000 shares of the registrant’s common stock outstanding.

Table of Contents

ACRO INC.

Item 1.	Financial Statement (Unaudited)

ACRO INC. (A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF
September 30, 2013

UNAUDITED

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 – INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
September 30, 2013 and December 31, 2012	F-2

Statements of Comprehensive Loss -
Nine and Three months ended September 30, 2013 and 2012 and Comprehensive Loss from inception date	F-3

Statements of Cash Flows -
Nine months ended September 30, 2013 and 2012 and cumulative from inception date	F-4

Notes to the Financial Statements	F-5 -- F-7

ACRO  INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

US Dollars

	As of September 30,	As of December 31,
	2013	2012
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Other accounts receivable	793	793

Property and equipment, net	3,537	4,097

TOTAL ASSETS	4,330	4,890

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related parties	262,446	77,476
Accounts payable	6,750	6,000
Related party - convertible promissory note	86,452	86,133

TOTAL CURRENT LIABILITIES	355,648	169,609

SHAREHOLDERS' DEFICIENCY:

Share capital -
Common stock of $ 0.01 par value – 700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012.	193,488	193,488
Additional paid-in capital	4,097,913	4,097,913
Capital reserve	8,382	(14,857)
Deficit accumulated during the development stage	(4,651,101)	(4,441,263)

TOTAL SHAREHOLDERS' DEFICIENCY	(351,318)	(164,719)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	4,330	4,890

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars

	For the Three Months		For the Nine Months		Cumulative from Inception (May 22, 2002) to
	Ended September 30,		Ended September 30,		September 30,
	2013	2012	2013	2012	2013
	Unaudited				Unaudited

Revenues	- . -	- . -	- . -	- . -	227,803

Costs and expenses:

Research and development	- . -	- . -	- . -	- . -	(585,401)

Sales and marketing	- . -	- . -	- . -	- . -	(324,350)

General and administrative *	(24,420)	(29,310)	(206,631)	(87,540)	(4,002,553)

Impairment of Intangible assets	- . -	- . -	- . -	- . -	(62,507)

Total operating expenses	(24,420)	(29,310)	(206,631)	(87,540)	(4,974,811)

Operating loss	(24,420)	(29,310)	(206,631)	(87,540)	(4,747,008)

Interest and other expenses, net	(1,068)	(4,856)	(3,207)	(5,060)	(135,498)

Income from forgiveness of debts	- . -	- . -	- . -	- . -	299,000

Loss before taxes on income	(25,488)	(34,166)	(209,838)	(92,600)	(4,583,506)

Taxes on income	- . -	(2,382)	- . -	(3,057)	(67,595)

Net loss and net Comprehensive loss	(25,488)	(36,548)	(209,838)	(95,657)	(4,651,101)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.01)	(0.00)	(0.57)

Number of shares used in computing basic and diluted net loss per share	19,349,000	19,349,000	19,349,000	19,349,000	8,094,500

*
Includes $ 0, $ 0 and $ 1,118,263 stock-based compensation for the nine months periods ended  September 30, 2013, 2012 and for the cumulative period from May 22, 2002 (date of inception) to September 30, 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	For the Nine Months Ended September 30,		Cumulative from Inception (May 22, 2002) to September 30,
	2013	2012	2013
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(209,838)	(95,657)	(4,651,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	- . -	- . -	3,500
Depreciation and amortization	560	1,120	263,511
Expenses for beneficial conversion feature	- . -	- . -	218,370
Stock-based compensation	- . -	- . -	1,118,263
Interest expenses to related party	3,207	- . -	3,207
Income from settlement of liability	- . -	- . -	(299,000)
Changes in assets and liabilities:
Increase in accounts expenses and receivables	- . -	20,489	(793)
Increase in related party and accounts payable	206,071	74,048	620,262

Net cash used in operating activities	- . -	- . -	(2,723,781)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	- . -	- . -	(147,048)
Purchase of intangible assets	- . -	- . -	(120,000)

Net cash used in investing activities	- . -	- . -	(267,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in convertible promissory note	- . -	- . -	(777)
Proceeds from issue of common stock	- . -	- . -	3,230,146
Offering costs	- . -	- . -	(238,540)

Net cash provided by financing activities	- . -	- . -	2,990,829

Decrease in cash and cash equivalents	- . -	- . -	- . -
Cash and cash equivalents at the beginning of the period	- . -	- . -	- . -
Cash and cash equivalents at the end of the period	- . -	- . -	- . -

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	- . -	- . -	19,000
Conversion of convertible promissory note to equity	- . -	- . -	185,773

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

The Company common stock was listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" from April 2003. It now trades on the OTCQB under the symbol "ACRI."

Since its inception, the Company had no significant revenues and in accordance with ASC 915 codified from Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

b.	Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a “going concern”. The company continues to incur losses ($ 210 thousands in the nine months ended September 30, 2013) from operations and has a net capital deficiency of $351 thousands that raises substantial doubt about its ability to continue as a “going concern”. Management’s plans with regard to these matters include financing from a major shareholder Top Alpha Capital S.M. Ltd. (“Top Alpha”).  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:-        SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company's Form 10-K filed March 26, 2013.

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

e.	Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	September 30,	December 31,
	2013	2012
New Israeli Shekel (NIS)	$0.283	$0.268

	Nine Months Ended September 30,
Increase (Decrease) in Rate of Exchange:	2013	2012
NIS	5.6%	(2.6%)

Note 3: –      RELATED PARTIES TRANSACTIONS

a.
On April 1, 2012, the Company approved a contract with the Company CEO, President and CFO, at an annual salary of $ 70,000. The term of employment shall be two years. This employment agreement is effective as of February 1, 2012.

During the nine months period ended September 30, 2013 and 2012, the Company incurred an expense of $52,500 and $46,667, respectively, for consulting services provided by the Company’s CEO President and CFO.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

Note 3: –      RELATED PARTY TRANSACTIONS (cont.)

b.
On June 30, 2012 the Company signed a loan agreement in the amount of $ 62,255 (that was increased to $94,834 and 71,274$ as of September 30 2013 and December 31 2012, respectively), in the form of a convertible promissory note, with Top Alpha. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31, 2012 and June 30, 2013. The above amount should be paid on or before December 31, 2013.

This loan will be converted at a price of $0.0165383 per share.

In respect of the loan value of benefit component as of September, 2013 an amount of $8,382 was charged to capital reserve.

During the nine months period ended September 30, 2013 and 2012, the Company incurred an expense of $23,558 and $33,166, respectively, for reimbursement of the Company’s expenses by Top Alpha.

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

During the nine months period ended September 30, 2013 and 2012, the Company incurred an expense of $129,263 and $0, respectively, for consulting services provided by Top Alpha.

Note 4: –      OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	On January 29, 2013, Acrosec reached an agreement with the tax authorities in Israel. According to the agreement, the accumulated loss declared in 2011, in the amount of 2.2 million NIS was erased.

b.	See Note 3.

* * * * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Employees

Mr. Asaf Porat serves as the Chairman, Chief Executive Officer and Chief Financial Officer of ACRO, Inc.  In February 2012, we entered into an employment agreement with Mr. Porat, pursuant to which he receives an annual salary of $70,000.  As of September 30, 2013, we owed Mr. Porat $117,000 in accrued and unpaid salary.

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

At September 30, 2013 we had working capital deficit of approximately $355,000.We are now operating under a minimal activity note, until we successfully raise additional funds or receive a significant order to our products.  We anticipate that we will require additional funds of up to approximately $200,000 to keep operating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

Our Products

The first product we developed is called the Peroxide Explosives Tester (ACRO-P.E.T.). ACRO-P.E.T. is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T. has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T. for evaluation by potential customers. In 2007, we developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version has been available for sale since mid 2007.

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

ACRO-N.E.T. is based on the LSRI explosive detecting kit, called ETK.   Nevertheless, we have not sold any products since in the last two fiscal years and we cannot assure that ACRO-P.E.T. and ACRO-N.E.T. will gain commercial acceptance in the marketplace.

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

During the first quarter of 2010, we completed the development Acro-ANET, a specific tester and a trace-detector of ammonium nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer and are the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices.

We have not generated sales revenues during the past two fiscal years. We are considering purchasing new technologies.

Financial Condition, Liquidity and Capital Resources

Results of operations: Three Months Ended September 30, 2013 Compared to September 30, 2012.

We had no revenues for either the quarter ended September 30, 2012 or September 30, 2013.

During the three months ended September 30, 2013, we incurred $24,420 of operating expenses, compared with $29,310 in operating expense for the three months ended September 30, 2012, a decrease of $4,890 or approximately 16.7%.  We had interest and other expenses of $1,068 for the three months ended September 30, 2013, and interest and other expense of $4,856 for the three months ended September 30, 2012, a decrease of $3,788.

We had no research and development or sales and marketing expenses for either quarter.  We incurred general and administrative expenses of $24,420 and $29,310 for the quarters ended September 30, 2013 and 2012, respectively.

We had a net loss of $25,488 for the three months ended September 30, 2013 and a net loss of $36,548 for the three months ended September 30, 2012, a decreased loss of $11,060.

Results of operations: Nine Months Ended September 30, 2013 Compared to September 30, 2012.

We had no revenues for either of the nine month periods ended September 30, 2012 or September 30, 2013.

During the nine months ended September 30, 2013, we incurred $206,631 of operating expenses, compared with $87,540 in operating expenses for the nine months ended September 30, 2012, an increase in expenses of $119,091 or approximately 136%. This increase is a result of consulting expenses to Top Alpha. We had interest and other expenses of $3,207 for the nine months ended September 30, 2013, and interest and other expenses of $5,060 for the nine months ended September 30, 2012, a decrease of $1,853.

We had no research and development or sales and marketing expenses for either nine month period.  We incurred general and administrative expenses of $206,631 and $87,540 for the nine months ended September 30, 2013 and 2012, respectively.

We had a net loss of $209,838 for the nine months ended September 30, 2013 and a net loss of $95,657 for the nine months ended September 30, 2012, an increased loss of $114,181.  This increase is due to an increase in general and administrative expenses.

Liquidity and Capital Resources

On June 30, 2012 we signed a loan agreement in the amount of $ 62,255 (that was increased to $94,834 and $71,274 as of September 30, 2013 and December 31 2012, respectively), in the form of a convertible promissory note, with Top Alpha. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December and June. The above amount should be paid on or before December 31, 2013. This note is convertible up to 5,734,205 shares of our common stock, at a price $0.0165383 per share.  As of the date of this report, we have not paid any interest on this loan amount

On January 29, 2013, Acrosec, a wholly owned subsidiary of ACRO, Inc., reached an agreement with the tax authorities in Israel pursuant to which the accumulated loss declared in 2011, in the amount of 2.2 million NIS, was discharged.

On December 18, 2012, the Company entered into a consulting agreement with Top Alpha, pursuant to which Top Alpha shall provide consulting services to the Company for six months. According to this agreement, Top Alpha is entitled to receive a monthly fee equal to 8.5% of the Company outstanding common stock per month as compensation for its services. The agreement terminated on June 17, 2013.

During the nine months period ended September 30, 2013 and 2012, the Company incurred an expense of $129,263 and $0, respectively, for consulting services provided by Top Alpha.

As of September 30, 2013, we had a working capital deficit of approximately $355,000.

At September 30, 2013, we had total assets of $4,330, which consisted of receivables of $793 and property and equipment of $3,537.

From January 1, 2013 to September 30, 2013, we had sales of $0.

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

We have historically incurred losses, and from inception through September 30, 2013, we have incurred losses of $4,651,101. Because of these historical losses, we will require additional working capital to develop our business operations.

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

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

ACRO INC.
(Registrant)

Date: November 10, 2013	By:	/s/ Asaf Porat
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