Form 10-K
period 2013-12-31
ACRO INC.
filed 2014-03-28
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50482

ACRO INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5 Kineret Street, Bnei Brak, Israel	5126237
(Address of Principal Executive Offices)	(Zip Code)

011-972-54-686-4110
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2013, was approximately $ 48,994 (based on the average bid and asked price for the registrant’s common stock on December 31, 2013 on the OTC Bulletin Board of $0.0092 per share and 5,325,444 shares held by non-affiliates).

At December 31, 2013, 19,349,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibits incorporated by reference are referred to in Part IV

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in Israel;
•	risks related to our ability to successfully develop our technology into commercial products,
•	risks related to our ability to successfully prosecute and protect our intellectual property;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Acro," and “Issuer” mean Acro Inc. unless the context clearly requires otherwise.

PART I

Item 1.  Business

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

As of December 31, 2013, we had not realized any significant revenues from operations and experienced an operating loss of $232,175.

Recent Business Developments

On March 6, 2014, we reported an amendment to the June 30, 2012 Convertible Promissory Note issued to Top Alpha Capital (“TAC”), an Israeli company and ACRO’s controlling shareholder (the "2012 Note").  Pursuant to the terms of the 2012 Note, the loan provided by TAC to ACRO was due and payable on December 31, 2013.  In accordance with the amendment, the due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one (1) share of Common Stock for each $0.0165383 principal amount of the note and accrued interest, to one (1) share of Common Stock for each $0.001 principal amount of the note and accrued interest.

On February 26, 2014, we entered into a new employment agreement with Asaf Porat, our President, Chief Executive Officer, and Chief Financial Officer.  Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, Chief Executive Officer, and Chief Financial Officer of the Company at an annual salary of $90,000.  The new employment agreement is effective as of February 1, 2014, and shall be in effect for a term of two years. The remaining terms of Mr. Porat's new employment agreement are substantially the same as the terms of Mr. Porat's prior employment agreement with ACRO.

Reverse Split

In January 2012, we effectuated a ten for one (10:1) reverse stock split. As a result, the outstanding common stock of ACRO, Inc. decreased from 193,487,806 to 19,349,000.

2011 Private Placement

On July 5, 2011, we entered into a share purchase agreement (the "Agreement") with Top Alpha Capital, an Israeli corporation, for the sale of 96,613,788 shares of our common stock, representing 49.9% of our outstanding share capital, for the total consideration of US$160,000 ("Transaction"). The purchase price was funded by available funds. Top Alpha capital is a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the issuance of the shares was made in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.  The share purchase closed on July 28, 2011.

Pursuant to the Agreement, simultaneously with the closing of the Transaction, convertible notes held by BioTech Knowledge LLC, a company owned by Professor Keinan, in the aggregate amount of $185,774, were converted into 23,221,750 shares of our common stock.

Pursuant to the Agreement, as long as Mr. Aner and Mr. Bronfeld continue to hold any of our shares that they held as of the closing, they shall have the right to veto any transaction with Top Alpha capital, e.g, the issuance of shares or compensation to Top Alpha capital.  This veto right shall terminate upon any of the following events: (a) a merger between ACRO and another entity; (b) an asset acquisition by ACRO; (c) ACRO’s purchase of shares of another entity, or (d) acquisition by a third party of a controlling interest in ACRO.

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

Since the fourth quarter of 2007, we have delivered samples of ACRO-SET to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia. During 2010, we had sales in the aggregate amount of $79,227, in 2011, we had sales of $3,300, in 2012 and 2013, we had sales of $0.

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

During the first quarter of 2010, we completed the development of Acro-ANET, a specific tester and a trace-detector of ammonium nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer and are the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices.

We are currently contemplating ceasing our current operations and purchasing new technologies.

The Market

Improvised explosive devices based on peroxide, as well as other explosives materials, have increasingly been used in recent years by various terrorist organizations. This has generated growing interest in technology that can detect this threat. The main reason for the growth in the use of peroxide-based explosives by terrorist groups is that such explosives can be easily “home-made” using inexpensive, readily-available starting materials which can be purchased in most hardware and paint stores, even in bulk quantities. One class of such peroxide-based explosives can be easily produced by reacting various carbonyl compounds (e.g. ketones, aldehydes and their derivatives) with hydrogen peroxide under acid catalysis. For example, when a mixture of acetone, hydrogen peroxide and small amounts of a mineral acid such as sulfuric acid is left for several hours at room temperature, white crystals of triacetone triperoxide, commonly referred to as TATP, and diacetone diperoxide, commonly referred to as DADP, are formed.

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

Competition

We are competing with other developers and manufacturers of explosive detection devices. Several of our competitors announced efforts to develop devices that detect TATP. Most of these devices are based on air-sampling followed by spectral analysis using various methods. These instruments, which are quite heavy and expensive, are designed primarily for checkpoint stations, such as airports and we do not consider them as competing products to ours. There are several more products in the market that are similar to our products, but most of them are based on wet chemistry (it is necessary to drop different solutions on the suspected material), which is unfriendly and unsafe use. Another system used to identify explosives makes use of “spray” but it is unsafe and less accurate.

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

During the twelve months ended December 31, 2012, and the twelve months ended December 31, 2013, we did not invest funds in research and development activities.

Government Approvals

Our ability to develop and commercialize our products is dependent upon approval from certain governmental security organizations.

Employees

As of February 1, 2014, we entered into an amended employment agreement with Asaf Porat, our President, Chief Executive Officer and Chief Financial Officer, pursuant to which Mr. Porat shall receive an annual salary of $90,000.

As of December 31, 2013, Mr. Porat had accrued $134,167 in unpaid salary.

Item 1A. Risk Factors

Risks Relating to Our Lack of Operating History

Our business is at an early stage of development and we may not develop explosive detection devices that can be commercialized.

The success of our business is dependent on our ability to develop successfully explosive detection devices. Our ability to achieve this goal is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our explosive detection devices by potential customers. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

Management believes that it currently has sufficient funds to continue our planned activities at least through the end of 2014.  We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have significant revenues to offset the expenses associated with the development and marketing of our explosive detection devices. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations.

We have a history of operating losses and we may not achieve future revenues or operating profits.

We have a history of operating losses and we anticipate generating losses until we are able to generate significant revenues. We do not anticipate generating significant revenues in the near future. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have a going concern note indicating the possibility that we may not be able to continue to operate.

Our financial statements as of December 31, 2013 include a going concern note, which raises a substantial doubt about the Company’s ability to continue as a going concern. As a result, we may face difficulty in obtaining additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We have had no significant revenues for the last three years.

While we had revenues of $79,227 in 2010, we only had sales revenues of $3,300 in 2011 and $0 sales revenues in 2012 and in 2013.  We intend to focus on the development or acquisition of new technologies and products, but there is no guarantee we will be able to do so.

We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations.

We have not generated any significant revenues over the last three years.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any significant operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our ability to develop successfully our explosive detection devices. Our ability to develop products for this market is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon acceptance of our explosive detection devices by potential customers. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuing as a going concern.

Our officers have no experience in operating a company that develops, manufactures, and sells explosive detection devices.

Since our officers and directors have no experience in operating a company in our field of activity they may make inexperienced or uninformed decisions regarding the development of products for this market, the operation of our business, or the marketing of our products, which could harm our business and result in our having to suspend or cease operations, which could cause investors to lose their entire investment.

Risks Relating to Our Business

Our executive officers and directors have been appointed by our major stockholder and may take actions that may be different than actions sought by our other stockholders.

Our officers and directors were appointed by Top Alpha Capital, which owns approximately 50% of the outstanding shares of our common stock. Top Alpha Capital is therefore able to exercise significant influence over all executive matters and over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders.  In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Our officers and directors are located in Israel and our assets may also be held from time to time outside of the United States.

Since all of our officers and directors are located in Israel, any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;

•	the judgment may no longer be appealed;

•
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;

•	there is a finding of lack of due process;

•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or

•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Our assets may also be held from time to time outside of the United States.  Since our Directors and executive officers are foreign citizens and do not reside in the United States, it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you would have a cause of action against these persons or against us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or against the Company.

We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.

We have not generated any significant revenues over the last three years. We have not completed the development of our products, and we may not be able to execute our business plan.  If we do not generate any significant revenues, we may require additional financing in order to establish profitable operations. Such additional financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure any needed additional financing may have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

If we continue to suffer losses, investors may not receive any return on their investment and may lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technology and product, successfully implement our development, marketing and commercialization strategies, respond to competitive developments, and attract, retain, and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made as well as to external factors beyond our control.

We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any significant revenues to offset the expenses associated with the development of our explosive detection devices. We cannot guarantee that we will ever be successful in generating significant revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations.

Our lack of business diversification could result in the loss of your investment if revenues from our primary products decrease.

Currently, our business is focused on the development of explosive detection devices. We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues from the sale of our products since we do not have any other lines of business or alternative revenue sources.

We need to retain key personnel to support our activities and ongoing operations, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

The development and operation of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we will rely on to implement our business plan.  Competition for senior management, marketing personnel and other employees is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.  The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to market and sell our product, which could adversely affect our financial results and impair our growth.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and directors allocate only a portion of their time to the operation of our business.  Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors have longer operating histories, significantly greater resources, and name recognition, and a larger base of customers than we have. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive licensing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours.

Failure to meet customers’ expectations or deliver expected performance could result in losses and negative publicity, which would harm our business.

If our explosive detection devices fail to perform in the manner expected, then our revenues may be delayed or lost due to adverse customer reaction. In addition, negative publicity about us and our products could adversely affect our ability to attract or retain customers. Furthermore, disappointed customers may initiate claims for damages against us, regardless of our responsibility for their disappointment.

Risks Relating to Technology and Intellectual Property

The explosive detection market is subject to rapid technological change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in development for the explosive detection market, we must continue to design, develop and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

•	Identifying and responding to market demand for new products and services;

•	Keeping abreast of technological changes;

•	Timely developing and implementing new product/service offerings and features;

•	Maintaining quality of performance;

•	Providing cost-effective service and support; and

•	Promoting our products and services and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products and services in a timely manner, if such new or enhanced products and services do not achieve sufficient market acceptance, or if such new product and service introductions decrease demand for existing products/services, our operating results would decline and our business would not grow.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our product, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our explosive detection devices violate its intellectual property rights. As the number of explosive detection device companies increases, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

•	Be expensive and time-consuming to defend;
•	Result in negative publicity;
•	Force us to stop operating our platform;
•	Divert management’s attention and our other resources; or
•	Require us to enter into royalty or licensing agreements in order to obtain the right to market our products, which right may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

Our explosive detection devices will employ proprietary technology, which will be difficult to protect.

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We intend to rely on a combination of patent, trade secret, copyright and trademark laws, together with non-disclosure agreements and technological measures to establish and protect proprietary rights in our explosive detection devices. We cannot assure investors that these efforts will provide meaningful protection for our technology because:

•	some foreign countries may not protect our proprietary rights as fully as do the laws of the United States;
•	if a competitor were to infringe on our proprietary rights, enforcing our rights may be time consuming and costly, diverting management’s attention and our resources;
•	measures like entering into non-disclosure and non-competition agreements afford only limited protection;
•	unauthorized and/or unidentifiable parties may attempt to copy aspects of our products and develop similar products or to obtain and use information that we regard as proprietary; and
•	our competitors may be able to design around our intellectual property rights or independently develop products that are substantially equivalent or superior to our products.

Regulatory Risks

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, have materially increased the legal and financial compliance costs of small companies and have made some activities more time-consuming and more burdensome.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remedy any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Relating to Operating in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

Our principal executive offices and our officers and Directors are located in Israel.  Accordingly, political, economic and military conditions in Israel may directly affect our business.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors.  Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.  Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict.  The establishment in 2006 of a government in Gaza by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which until Operation Cast Lead in January 2009 had involved thousands of missile strikes and had disrupted most day-to-day civilian activity in southern Israel.  The missile attacks by Hamas did not target Tel Aviv, the location of our principal executive offices; however, any armed conflict, terrorist activity or political instability in the region may negatively affect business conditions and could significantly harm our results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We are currently using the premises of Top Alpha Capital, our largest shareholder at 5 Kineret Street, Bnei Brak, Israel on a rent free basis. There is no written lease agreement or other written contract for the use of the space.

Item 3. Legal Proceedings

We are not a party to, or the subject of, any pending legal proceeding. We are not aware of any proceeding being contemplated by a governmental authority.

PART II

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Market for Common Equity, Related Stockholder Transactions and Issuer Purchases of Equity Securities.

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

In January 2012, we instituted a ten to one (10:1) reverse stock split pursuant to which the 193,487,806 shares then outstanding became 19,349,000 shares.

The following table sets forth the high and low bid prices of our common stock, as reported by the OTCBB for each quarter since January 1, 2012. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last closing price of our common stock as reported by the OTCBB on March 20, 2014, was $.011 per share.

	2012		2013
	High	Low	High	Low
1st Quarter	0.15	0.01	0.07	0.01
2nd Quarter	0.06	0.0211	0.045	0.0027
3rd Quarter	0.03	0.0211	0.03	0.023
4th Quarter	0.025	0.01	0.04	0.004

Outstanding Shares and Shareholders of Record

As of March 20, 2014, there were 19,349,000 shares of our common stock issued and outstanding. These shares were held by approximately thirty (30) shareholders of record.

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

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities

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

We have historically incurred losses, and from inception through December 31, 2013, we have incurred losses of $5,463,767. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The Company accounts for convertible debt with a beneficial conversion feature in accordance with ASC 470-20 which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature in additional paid-in capital. The recognition is done by allocating a portion of the proceeds equal to the intrinsic value of that feature in additional paid-in capital. The intrinsic value is calculated as the difference between the effective conversion price of the convertible debt and the fair value of the shares at issuance date.

The Company accounts for intangible assets in accordance with ASC 360-10 under which recoverability of assets are tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Financial Condition, Liquidity and Capital Resources

RESULTS OF OPERATIONS FOR ACRO, INC.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Revenues

For the years ended December 31, 2013 and 2012, ACRO had revenues of $0 and $0, respectively.

Research and Development

In 2013 and 2012, we had no research and development costs of earnings.

Operating Expenses

General and administrative expenses increased from $131,525 for the year ended December 31, 2012 to $232,175 for the year ended December 31, 2013, an increase of $100,650.

Financial Income (Expenses)

For the year ended December 31, 2012, we had interest expenses net of $5,943, and for the year ended December 31, 2013, we had interest expenses net of $4,276, a decrease of $1,667.

Benefit conversion feature

In 2013 we had expenses for benefit conversion feature in the amount of $786,053. On December 2013 due to a change in major shareholders loan conversion rights a value of the cost of benefit component was charged to capital and offset against reduction expenses.

Other Income (Expenses)

In 2013 and 2012 we had no other income.

Net Income (Loss)

As a result of the above, we finished 2013 with a net loss of $1,022,504, compared with a net loss of $137,468 in 2012.

Liquidity and Capital Resources

Since our inception, we have been dependent on investment capital as our primary sources of liquidity. We had an accumulated deficit at December 31, 2013 of $5,463,767, and at December 31, 2012 of $4,441,263.

Investing and operating activities have historically been funded through our financing activities, which provided $0 in 2013 and $0 in 2012.

On December 31, 2013, ACRO has $277,932 of long term debt (above 90 days).  On December 31, 2012 ACRO had $169,609 of long term debt.

Off-Balance Sheet Arrangements

None

Cash Requirements

Our cash requirement for the next 12 months is approximately $200,000. We estimate our operating expenses and working capital requirements at our current minimal activity phase, for fiscal year 2014 to be as follows:

Estimated Expenses to December 31, 2014

Development, Sales and Marketing	$50,000
General and Administrative	$150,000

Total	$200,000

We are now operating under minimal activity note, until we successfully raise additional funds or receive a significant order to our products, according to this low volume of activity, we anticipate that we will require additional funds of up to approximately $200,000 to keep activating our business for the next twelve-month period (considering the assumption that in such minimal activity volume, directors will continue to defer their fees). In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if any, or be forced to cease our operations.

Purchase or Sale of Equipment

During the next 12 months, we do not plan to purchase software, furniture and office equipment.

Products Developed

Our first product is called the Peroxide Explosives Tester (ACRO-P.E.T). ACRO-P.E.T is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T for evaluation by potential customers. In 2008 developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version has been available for sale since mid 2008.

In addition, we have developed another device called ACRO-N.E.T., which detects the presence of commercial and military explosives. ACRO-N.E.T. incorporates into our pen-like device the explosive testing kit of the Israel Institute for Biological Research (IIBR), licensed to us under an agreement dated October 28, 2008 with a subsidiary of IIBR called Life Science Research Israel Ltd. (LSRI). ACRO-N.E.T is based on the LSRI explosive detecting kit, called ETK. The ETK is capable of identifying the full range of well known types of military and commercially available explosives, and also of homemade explosives based on nitrate and chlorate salts. This device, ACRO-N.E.T., complements ACRO-P.E.T. by providing the possibility to detect explosives other than TATP. Its operation system and advantages are the same as the ACRO-P.E.T (it is the same device) but it is using different solutions and detects different explosives

To date, the efficiency approval of ACRO-P.E.T is derived from laboratory research and limited sales. We had performed an independent research at the Technion institute laboratory, which indicated that the ACRO-P.E.T shows accurate and fast results in detecting TATP explosives. ACRO-N.E.T which is based on the ETK – kit, has a large field experience and evidences for its efficiency. Nevertheless, we cannot assure that ACRO-P.E.T and ACRO-N.E.T will gain commercial acceptance in the marketplace.

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

During the first quarter of 2010, we completed the development of Acro-ANET, a specific tester and a trace-detector of ammonium nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer, and are the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

ACRO INC. (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

DECEMBER 31, 2013 AND 2012

- - - - - - - - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
ACRO Inc. (A Development Stage Company(:

We have audited the accompanying consolidated balance sheets of ACRO Inc. (A Development Stage Company the “Company”) and its subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ deficiency and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations, changes in shareholders' deficiency and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Barzily & Co.
Jerusalem, Israel
March 21, 2014

ACRO INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

US Dollars

		December 31,
	Note	2013	2012
ASSETS

CURRENT ASSETS:

Accounts receivable		793	793

TOTAL CURRENT ASSETS		793	793

PROPERTY AND EQUIPMENT , NET	3	-	4,097

TOTAL ASSETS		793	4,890

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related parties	8	275,182	77,476
Accounts payable and accrued liabilities		2,750	6,000
Related party - convertible promissory note	4	-	86,133

TOTAL LIABILITIES		277,932	169,609

COMMITMENTS	5

SHAREHOLDERS' DEFICIENCY:	6

Share capital -
Common stock; $0.01 par value; 700,000,000 shares authorized; and 19,349,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012		193,488	193,488
Additional paid-in capital		4,097,913	4,097,913
Capital reserve	4	895,227	(14,857)
Deficit accumulated during the development stage		(5,463,767)	(4,441,263)

TOTAL SHAREHOLDERS' DEFICIENCY		(277,139)	(164,719)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		793	4,890

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

US Dollars (except share and per share data)

				Cumulative from Inception (May 22, 2002) to
		Year Ended December 31,		December 31,
	Note	2013	2012	2013

Revenues		-	-	227,803

Costs and expenses:

Research and development		-	-	(585,401)

Sales and marketing		-	-	(324,350)

General and administrative *		(232,175)	(131,525)	((4,028,097

Impairment of Intangible assets		-	-	(62,507)

Total operating expenses, net		(232,175)	(131,525)	((5,000,355

Operating loss		(232,175)	(131,525)	(4,772,552)

Interest and other expenses, net		(4,276)	(5,943)	(136,567)

Expenses for benefit Conversion feature	4	(786,053)	-	(786,053)

Income from forgiveness of debts		-	-	299,000

Loss before taxes on income		(1,022,504)	(137,468)	(5,396,172)

Income tax benefit (expenses)	7	-	432	(67,595)

Net loss and net Comprehensive loss		(1,022,504)	(137,036)	(5,463,767)

Basic and diluted net loss per common share		(0.05)	(0.01)	(0.66)

Weighted average number of shares used in computing basic and diluted net loss per common share		19,349,000	19,349,000	8,294,616

*    Includes $0, $0 and $1,118,263 stock-based compensation for the years ended December 31, 2013, 2012 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY

US Dollars (except shares data)

	Share capital		Additional Paid-in	Capital	Accumulated
	(*) Shares	Amount	Capital	Reserve	Deficit	Total

Balance as of December 31, 2010	6,882,505	68,824	3,846,132	-	(4,464,508)	(549,552)

Beneficial conversion feature	2,322,201	23,222	162,551	-	-	185,773
Issuance of share capital in July, 2011	482,806	4,828	14,172	-	-	19,000
Issuance of share capital in July, 2011	9,661,488	96,614	63,386	-	-	160,000
Stock-based compensation	-	-	11,672	-	-	11,672
Net Income for the year	-	-	-	-	160,281	160,281

Balance as of December 31, 2011	19,349,000	193,488	4,097,913	-	(4,304,227)	(12,826)

Beneficial conversion feature (note 4)	-	-	-	(14,857)	-	(14,857)

Loss for the year	-	-	-	-	(137,036)	(137,036)

Balance as of December 31, 2012	19,349,000	193,488	4,097,913	(14,857)	(4,441,263)	(164,719)

Beneficial conversion feature (note 4)	-	-	-	910,084	-	910,084

Loss for the year	-	-	-	-	(1,022,504)	(1,022,504)

Balance as of December 31, 2013	19,349,000	193,488	4,097,913	895,227	(5,463,767)	(277,139)

(*)  See Note 6.

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	Year Ended December 31,		Cumulative from Inception (May 22, 2002) to December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,022,504)	(137,036)	(5,463,767)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Services contributed by officers	-	-	3,500
Depreciation and amortization	4,097	1,391	267,048
Expenses for beneficial conversion feature	786,053	-	1,004,423
Interest Expenses	4,276	-	4,276
Stock-based compensation	-	-	1,118,263
Income from settlement of liability	-	-	(299,000)

Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	-	20,057	(793)
Increase in accounts payable and related party	228,078	115,588	665,827
Net cash used in operating activities	-	-	(2,700,223)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	-	-	(147,048)
Purchase of intangible assets	-	-	(120,000)

Net cash used in investing activities	-	-	(267,048)

CASH FLOWS FROM FINANCING ACTIVITIES:

Convertible promissory note and other	-	-	(1,096)
Proceeds from issuance of common stock	-	-	3,206,907
Offering costs	-	-	(238,540)

Net cash provided by financing activities	-	-	2,967,271

Decrease in cash and cash equivalents	-	-	-
Cash and cash equivalents at the beginning of the period	-	-	-
Cash and cash equivalents at the end of the period	-	-	-

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans into equity	-	-	19,000
Conversion of convertible promissory notes into equity	-	-	185,773

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

b.          Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a “going concern”. The company continues to incur losses ($ 1,023 thousands in the year ended December 31, 2013) from operations and has a net capital deficiency of $277 thousands that raises substantial doubt about its ability to continue as a “going concern”. Management’s plans with regard to these matters include financing from a major shareholder Top Alpha Capital S.M. Ltd. (“Top Alpha”).  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 2:-   SIGNIFICANT ACCOUNTING POLICIES (cont.)

b.          Financial Statements in U.S. dollars

The majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined that the U.S. dollar is the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been remeasured into US dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

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

d.          Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Leasehold improvements	10
Computers and production equipment	15 – 33
Office furniture	7

e.          Impairment of long-lived assets

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2013, management decided to reduce all long-lived assets.

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

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

US Dollars

NOTE 2:-   SIGNIFICANT ACCOUNTING POLICIES (cont.)

h.          Exchange Rates

Exchange differences are charged or credited to operations as incurred.

Exchange rates:

	December 31,
	2013	2012
New Israeli Shekel (NIS)	$0.288	$0.268

	Year Ended December 31,
Decrease in Rate of Exchange:	2013	2012
New Israeli Shekel (NIS)	7.5%	2.3%

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-05 on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. Because this ASU impacts presentation only, it has no effect on the Company's financial condition, results of operation, or cash flows.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 3:-   PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:	December 31,
	2013	2012
Cost:
Production equipment	122,400	122,400
Computer equipment	14,707	14,707
Office furniture	7,924	7,924
Leasehold improvements	2,017	2,017
	147,048	147,048

Accumulated depreciation:
Production equipment	122,400	122,400
Computer equipment	14,707	14,651
Office furniture	7,924	3,883
Leasehold improvements	2,017	2,017
	147,048	142,951

Depreciated cost	-	4,097

Depreciation expense for the years ended December 31, 2013 and 2012 and for the cumulative period from May 22, 2002 (date of inception) to December 31, 2013, were $4,097, $1,,391 and $147,048, respectively.

NOTE 4:-   CONVERTIBLE PROMISSORY NOTE

On June 30, 2012 the Company signed a loan agreement in the amount of $ 62,255 (later increased to $71,274), in the form of a convertible promissory note, with Top Alpha. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31 and June 30. The above amount should be paid on or before December 31, 2013.

This note is convertible into up to 4,309,633 shares of the Company's common stock, at a price $0.0165383 per share.

On December 31, 2013 due to an amendment to the agreement, the amount of the loan was updated to $103,339, the due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one share of Common Stock for each $0.0165383 principal amount of the note and accrued interest, to one share of Common Stock for each $0.001 principal amount of the note and accrued interest.

In respect of the loan, a value of benefit component in the amount of $910,084 was charged to capital reserve ($14,857 in debit as of December 31,2012).

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 5:-   COMMITMENTS

a.          On October 28, 2007, the Company’s technology agreement with LSRI – Life Science Research Israel Ltd., a subsidiary of IIBR – Israel Institute for Biological Research, became effective. Under the terms of the agreement, LSRI will license the technology of IIBR’s explosives testing kit (ETK) to the Company, for incorporation into the Company’s pen-like device, allowing the detection of commercial and military explosives. The agreement is subject to minimum annual revenues to be achieved by the Company from the device and royalties to be paid to LSRI. The new device complements the ACRO-P.E.T., the Company’s peroxide explosive tester for the detection of improvised explosives.

b.          The Company received notice that the US Internal Revenue Service imposed on the Company automated late filing penalties for delay in filing a certain information schedule. The Company has filed an appeal for full abatement of the penalties according to procedures of the IRS. Based on common practice and the nature of reasoning for the delay. Company management believes there is a good reason to believe that the abatement would be approved. Accordingly, no provision was recorded on the Company books of account.

NOTE 6:-   SHAREHOLDERS' DEFICIENCY

On January, 2012, the Company executed a one-for-ten reverse split of all common shares. Following the reverse split, the number of outstanding common shares decreased from 193,487,806 to 19,349,000 and the par value per common share increased from $ 0.001 to $ 0.01. All fractional shares resulting from the reverse split, that are one-half share or more, were increased to the next higher whole number of shares and all fractional shares that are less than one-half share, were decreased to the next lower whole number of shares.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 7:-   INCOME TAXES

a.          Tax rates

Income taxes included in the consolidated statements of operations represent current taxes as a result of taxable income of the Israeli subsidiary, which was formed in March 2006, in accordance with local tax laws.

Corporate tax structure:
Taxable income of Israeli companies is subject to tax at the rate of 25% in 2012 and 2013 and 26.5% for 2014.

In the USA, Acro Inc. is subject to a 15%-35% corporate tax rate.

Gain (Loss) from continuing operations, before income taxes, consists of the following:

	Year ended December 31,
	2013	2012
United States	(1,018,407)	(128,494)
Israel	(4,097)	(8,974)
	(1,022,504)	(137,468)

The company did not recognize expenses for a benefit Conversion feature of $786,053

b.          Deferred Tax

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	1,070,011	1,546,449
Valuation allowance	(1,070,011)	(1,546,449)
Net deferred tax assets	-	-

The U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2013 and 2012 was a decrease of $476,438 and an increase of $128,494 respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are reducible. Management considers projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of December 31, 2013, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3.1 million, after the consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 7:-   INCOME TAXES (cont.)

c.          Reconciliation of Income Tax Benefit (Expense)

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31,
	2013	2012
Loss before income taxes as per the income statement	(1,022,504)	(137,468)

Tax calculated according to the statutory tax rate of 34%	(347,651)	(46,739)

Increase (decrease) in income tax resulting from:
Non tax benefit losses	347,282	45,932
Change in valuation allowance	-	432
Foreign tax rate differential	369	807
Total income tax benefit	-	432

The income tax payable as of December 31, 2013 and 2012 was $0.

d.          Accounting for Uncertainty in Income Taxes

As of January 1, 2013 and for the 12 months ended December 31, 2013, the company and its subsidiary did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company and its subsidiary’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

e.           Agreement to a subsidiary tax assessment

On January, 29 2013 Acrosec reached an agreement with the tax authorities in Israel. According to the agreement, the accumulated loss declared in 2011, in the amount of 2.2 million NIS was erased.

ACRO INC. (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

US Dollars

NOTE 8:-   RELATED PARTIES

a.          On April 1, 2012, the Company approved a contract with Asaf Porat (hereinafter “Mr. Porat”) the Company President, CEO, and CFO, at an annual salary of $ 70,000. The term of employment shall was two years. This employment agreement was effective as of February 1, 2012. (See also note 9).

During the year ended December 31, 2013, the Company incurred an expense of $70,000, for Mr. Porat’s salary (In 2012: $64,167).

b.         On December 18, 2012, the Company entered into a consulting agreement with Top Alpha, pursuant to which Top Alpha shall provide consulting services to the Company for six months. According to this agreement, Top Alpha shall receive a monthly fee equal to 8.5% of the Company outstanding common stock per month as compensation for its services. The agreement terminated on June 17, 2013.

During the years ended December 31, 2013 and 2012, the Company incurred an expense of $129,263 and $11,750 respectively, for consulting services provided by Top Alpha.

NOTE 9:-   SUBSEQUENT EVENTS

On February 1, 2014 the Company entered into a new employment agreement with Mr. Porat, its President, CEO, and CFO. Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, CEO, and CFO of the Company at an annual salary of $90,000. The new employment agreement is effective as of February 1, 2014, and shall be in effect for a term of two years.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

Item 9A.  Controls and Procedures

(a)            Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on such review, our chief executive officer and chief financial officer have concluded that we have in place effective controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, and use or disposition of assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework for Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2013.

This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that Section.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only a management’s report in this Annual report.

(c)            There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our current directors and executive officers, their ages, positions held and duration each person has held that position, as of March 20, 2013.

Name	Age	Position	Date First Elected or Appointed
Asaf Porat	36	President, CEO, CFO, and Chairman	July 28, 2011
Baruch Mitzengendler	41	Director	July 28, 2011

Significant Employees

As of February 1, 2012, we entered into an employment agreement with Asaf Porat president, chief executive officer and chief financial officer, pursuant to it Mr. Porat received an annual salary of $70,000.  On February 26, 2014, the Company entered into a new employment agreement with Mr. Porat, its President, CEO, and CFO. Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, CEO, and CFO of the Company at an annual salary of $90,000. The new employment agreement is effective as of February 1, 2014, and shall be in effect for a term of two years

As of March 20, 2014, Mr. Porat had $134,167 in accrued but unpaid salary.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

To the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

Code of Ethics

Effective March 23, 2005, our Company’s board of directors adopted a Code of Business Conduct and Ethics and Compliance Program that applies to all of our Company’s officers, directors and employees. Our Code of Business Conduct and Ethics and Compliance Program was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005. We will provide a copy of the Code of Business Conduct and Ethics and Compliance Program to any person without charge, upon request. Requests can be sent to: ACRO Inc.  5 Kineret Street, Bnei Brak, Israel.

Corporate Governance

Audit, Compensation and Nominating Committees

Our board of directors is of the view that it is appropriate for us to have neither a standing compensation nor nominating committee because there are currently only two directors on our board of directors, one of whom, Mr. Baruch Mitzengender, is an “independent director” under the rules of the National Association of Securities Dealers, Inc. Furthermore, we are currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers, Inc., under the symbol “ACRI” and the OTCBB does not have any listing requirements mandating the establishment of any particular committees. These directors have performed the functions of nominating and compensation committees and will continue to do so. There are no policies or procedures for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time. Given the early stage of our development as a company, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. The process of identifying and evaluating nominees for director is conducted by our board of directors.

Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay fees to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – primarily obtaining financing – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Porat is uniquely suited to fulfill both positions of responsibility because he possesses management experience, venture capital experience, and experience with start-up companies.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Item 11. Executive Compensation

Summary Compensation Table

The particulars of compensation paid to the following persons during the year ended December 31, 2011, are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2013; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2013;

(Collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Assaf Porat(1)	2013 2012	70,000 64,167	0 0	0 0	0 0	0 0	0 0	0 0	70,000 64,167

(1) Mr. Porat is our Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and a Director.

On February 26, 2014, we entered into a new employment agreement with Asaf Porat, our President, Chief Executive Officer, and Chief Financial Officer.  Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, Chief Executive Officer, and Chief Financial Officer of the Company at an annual salary of $90,000.  The new employment agreement is effective as of February 1, 2014, and shall be in effect for a term of two years. The remaining terms of Mr. Porat's new employment agreement are substantially the same as the terms of Mr. Porat's prior employment agreement with ACRO.

Outstanding Equity Awards at Fiscal Year-End

The Company has no options outstanding as of the date of this report

Compensation of Directors

No Directors received compensation in 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock known by us to be owned beneficially as of March 20, 2014, by: (i) each person (including any group) that owns more than 5% of any class of the voting securities of our company; (ii) each director and officer of our company; and (iii) directors and officers as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days after March 20, 2014.

Title of Class	Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Asaf Porat(2)	CEO, CFO and Director	0	0%
Common Stock	Baruch Mitzengender(²)	Director	0	0%
Common Stock	Top Alpha Capital(²)	Principal Stockholder	9,661,379	49.9%
Common Stock	Prof. Ehud Keinan(3)	Principal Stockholder	4,455,727	23%
All Directors and officers as a Group (2 people)			0	0%

(1) Based upon 19,349,000 issued and outstanding shares of common stock as of March 20, 2014.

(2) The address for Asaf Porat, Baruch Mitzengender, and Top Alpha Capital is 5 Kineret Street, Bnei Brak, Israel.  Mr. Porat and Mr. Mitzengender are affiliates of Top Alpha Capital.

(3) The address of Prof. Keinan is 10550 North Torrey Pines Road, MB-20, La Jolla, CA  92037.  Mr. Keinan's shareholding includes 4,362,177 shares registered in the name of BioTech Knowledge LLC, which is wholly-owned by Prof. Ehud Keinan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On March 6, 2014, we entered into an amendment to the June 30, 2012 Convertible Promissory Note issued to Top Alpha Capital (“TAC”), an Israeli company and ACRO’s controlling shareholder (the "2012 Note").  Pursuant to the terms of the 2012 Note, the loan provided by TAC to ACRO was due and payable on December 31, 2013.  In accordance with the amendment, the due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one (1) share of Common Stock for each $0.0165383 principal amount of the note and accrued interest, to one (1) share of Common Stock for each $0.001 principal amount of the note and accrued interest.

On February 26, 2014, we entered into a new employment agreement with Asaf Porat, our President, Chief Executive Officer, and Chief Financial Officer.  Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, Chief Executive Officer, and Chief Financial Officer of the Company at an annual salary of $90,000.  The new employment agreement is effective as of February 1, 2014, and shall be in effect for a term of two years. The remaining terms of Mr. Porat's new employment agreement are substantially the same as the terms of Mr. Porat's prior employment agreement with ACRO.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.”  Mr. Porat does not currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees for professional services rendered by our accountants for the fiscal years ended December 31, 2013 and December 31, 2012.

	Fiscal Year Ended December 31,
	2013	2012
	(in thousands)
Audit Fees	$8	$8
Audit-Related Fees	$-	$-
Tax Fees	$1.5	$1.5
All Other Fees	$-	$-
Total	$9.5	$9.5

Audit Fees

For the fiscal year ended December 31, 2013 and 2012, Barzily & Co., billed approximately $8,000 and $8,000 for the audit of our annual financial statements and review of our Form 10-K.

Tax Fees

For the fiscal year ended December 31, 2013 and 2012 Barziliy & Co. billed approximately $1,500 and $1,500 for the Israeli subsidiary’s tax reports reviewing and filing services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules

(1) and (2)	The Financial Statements and Financial Statement Schedules required to be filed as part of this report are set forth in item 8 of Part II of this report.

(3)	Exhibits: See Item 15(b) below.

(b)    Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003.
3.2	Bylaws (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on March 17, 2005 and March 21, 2005).
3.3
Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of January 25, 2006; Incorporated by reference to Exhibit 3.3 to our annual report on Form 10-K filed March 28, 2007.

3.4
Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 25, 2006; Incorporated by reference to Exhibit 3.4 to our annual report on Form 10-KSB filed March 28, 2007.

3.5
Certificate of Change Pursuant to NRS 78.209 filed with the State of Nevada effective as of October 30, 2006; Incorporated by reference to Exhibit 3.5 to our annual report on Form 10-KSB filed March 28, 2007

10.1	Share Purchase Agreement between Acro Inc. and Top Alpha Capital dated July 5, 2011, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 11, 2011.
10.2	Employment Agreement by and between ACRO, Inc. and Asaf Porat, dated February 1, 2012, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on April 1, 2012.
10.3	Employment Agreement by and between ACRO, Inc. and Asaf Porat, dated February 1, 2014, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 26, 2014.
10.4	Convertible Promissory Note dated June 30, 2012 issued by ACRO, Inc. to Top Alpha Capital, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on July 27, 2012.
10.5	Amended Convertible Promissory Note dated March 6, 2014 issued by ACRO, Inc. to Top Alpha Capital, incorporated by reference to Exhibit 2.1 our current report on Form 8-K filed on March 6, 2014.
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Asaf Porat.
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Asaf Porat
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Asaf Porat

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACRO INC. (Registrant)
By:	/s/ Asaf Porat
Name: Asaf Porat
Title: President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Director

Dated: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Asaf Porat
Name: Asaf Porat
Title: President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), and Director

Dated: March 28, 2014
By:	/s/ Baruch Mitzengender
Name: Baruch Mitzengender
Title: Director

Dated: March 28, 2014