Form 10-Q
period 2014-03-31
ACRO INC.
filed 2014-05-12
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were 19,349,000 shares of the registrant’s common stock outstanding.

Table of Contents

ACRO INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ACRO INC. (A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF
March 31, 2014

UNAUDITED

INDEX

Item 1 – ININTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets -
March 31, 2014 and December 31, 2013	F-2

Statements of Comprehensive Loss -
Three months ended March 31, 2014 and 2013 and Comprehensive Loss from inception date	F-3

Statements of Cash Flows -
Three months ended March 31, 2014 and 2013 and cumulative from inception date	F-4

Notes to the Financial Statements	F-5

ACRO  INC. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

US Dollars

	As of March 31,	As of December 31,
	2014	2013
	Unaudited	Audited
ASSETS

CURRENT ASSETS:

Other accounts receivable	793	793

Property and equipment, net	--	--

TOTAL ASSETS	793	793

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Related parties	301,500	275,182
Accounts payable	2,750	2,750
Related party - convertible promissory note	27,294	--

TOTAL CURRENT LIABILITIES	331,544	277,932

SHAREHOLDERS' DEFICIENCY:

Share capital -
Common stock of $ 0.01 par value – 700,000,000 shares authorized; 19,349,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013.	193,488	193,488
Additional paid-in capital	4,097,913	4,097,913
Capital reserve	895,227	895,227
Deficit accumulated during the development stage	(5,517,379)	(5,463,767)

TOTAL SHAREHOLDERS' DEFICIENCY	(330,751)	(277,139)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	793	793

The accompanying notes are an integral part of the consolidated financial statements.

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

US Dollars

	For the Three Months Ended				Cumulative from Inception (May 22, 2002) to
	March 31,				March 31,
	2014	2013			2014
	Unaudited				Unaudited

Revenues	--	--	--	--	227,803

Costs and expenses:

Research and development	--	--	--	--	(585,401)

Sales and marketing	--	--	--	--	(324,350)

General and administrative *	(24,680)	(97,005)	--	--	(4,052,777)

Impairment of Intangible assets	--	--	--	--	(62,507)

Total operating expenses	(24,680)	(97,005)	--	--	(5,025,035)

Operating loss	(24,680)	(97,005)	--	--	(4,797,232)

Interest and other expenses, net	(1,638)	(33,429)	--	--	(138,205)
Expenses for Benefit Conversion Feature	(27,294)	--			(813,347)
Income from forgiveness of debts	--	--	--	--	299,000

Loss before taxes on income	(53,612)	(130,434)	--	--	(5,449,784)

Taxes on income	--	--	--	--	(67,595)

Net loss and net Comprehensive loss	(53,612)	(130,434)	--	--	(5,517,379)

Basic and diluted net loss per common share	(0.00)	(0.01)	--	--	(0.65)

Nunumber of shares used in computing basic and diluted net loss per share	19,349,000	19,349,000	--	--	8,524,382

*
Includes $0, $0 and $1,118,263 stock-based compensation for the three months periods ended March 31, 2014, 2013, and for the cumulative period from May 22, 2002 (date of inception) to March 31, 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements

ACRO INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

US Dollars

	For the Three Months Ended March 31,		Cumulative from Inception (May 22, 2002) to March 31,
	2014	2013	2014
	Unaudited		Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(53,612)	(130,434)	(5,517,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by officers	- . -	- . -	3,500
Depreciation and amortization	0	223	267,048
Expenses for beneficial conversion feature	27,294	- . -	1,031,717
Stock-based compensation	- . -	- . -	1,118,263
Interest expenses	1,638	32,360	5,914
Income from settlement of liability	- . -	- . -	(299,000)
Changes in assets and liabilities:
Increase in pre-paid expenses and accounts receivables	- . -	-.-	(793)
Increase in related party and accounts payable	24,680	97,851	690,507

Net cash used in operating activities	- . -	- . -	(2,700,223)

CASH FLOWS FOR INVESTING ACTIVITIES:
Purchase and production of property and equipment	- . -	- . -	(147,048)
Purchase of intangible assets	- . -	- . -	(120,000)

Net cash used in investing activities	- . -	- . -	(267,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in convertible promissory note	- . -	- . -	(1,096)
Proceeds from issue of common stock	- . -	- . -	3,206,907
Offering costs	- . -	- . -	(238,540)

Net cash provided by financing activities	- . -	- . -	2,967,271

Decrease in cash and cash equivalents	- . -	- . -	- . -
Cash and cash equivalents at the beginning of the period	- . -	- . -	- . -
Cash and cash equivalents at the end of the period	- . -	- . -	- . -

APPENDIX A -
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of shareholders' loans to equity	- . -	- . -	19,000
Conversion of convertible promissory note to equity	- . -	- . -	185,773

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

The Company’s common stock was first listed on the Over-the-Counter Bulletin Board, or "OTC Bulletin Board" in April 2003. It now trades on the OTCQB under the symbol "ACRI."

Since its inception, the Company has had no significant revenues and in accordance with ASC 915 codified from Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, the Company is considered a development stage company.

b.	Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a “going concern”. The company continues to incur losses ($ 54 thousands in the three months ended March 31, 2014 and $1,023 thousands in the year ended December 31, 2013) from operations and has a net capital deficiency of $331 thousands for the three months ended March 31, 2014 and $277 thousands in the year ended December 31, 2013) that raises substantial doubt about its ability to continue as a “going concern”.  Management’s plans with regard to these matters include financing from a major shareholder, Top Alpha Capital S.M. Ltd. (“Top Alpha”).  There is no assurance that the Company will be successful in obtaining sufficient revenues from its products or financing on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:-  SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company's Form 10-K filed March 28, 2014.

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

The majority of the Company's financing is received in U.S. dollars. Accordingly, the Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-dollar transactions and balances have been re-measured into U.S. dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

d.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned Israeli subsidiary, Acrosec Ltd. ("Acrosec"). All material intercompany transactions and balances have been eliminated in consolidation.

e.	Exchange Rates

Exchange and linkage differences are charged or credited to operations as incurred.

Exchange rates:

	March 31,	December 31,
	2014	2013
New Israeli Shekel (NIS)	$0.287	$0.288

	Three Months Ended March 31,
Increase (Decrease) in Rate of Exchange:	2014	2013
NIS	(0.34%)	2.24%

Note 3: – RELATED PARTIES TRANSACTIONS

a.
On April 1, 2012, the Company approved a contract with the Company CEO, President and CFO, Mr. Porat, at an annual salary of $ 70,000. The term of employment was for two years, effective as of February 1, 2012.

b.
On February 1, 2014 the Company approved a new employment agreement with Mr. Porat. Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, CEO and CFO of the Company at an annual salary of $90,000. The new employment agreement is effective as of February 1, 2014 and shall be in effect for a term of two years.

During the three-month period ended March 31, 2014 and 2013, the Company incurred an expense of $20,833 and $17,500, respectively, for consulting services provided by Mr. Porat.

Note 4: –      OTHER SIGNIFICANT CURRENT PERIOD EVENTS

a.	See Note 3b.

* * * * * * * *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Initially, our business had been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources.  However, since we were not successful in implementing our initial business plan for consulting services, we decided to no longer offer consulting services to oil and gas companies.  Accordingly, on March 15, 2006, we completed our acquisition of a patent for $120,000 pursuant to a patent purchase agreement with Prof. Ehud Keinan, which we refer to here as the Patent Purchase Agreement. The patent, U.S. Patent No. 6,767,717, describes a method of detection of peroxide-based explosives.

 We are a development stage company with little history of research and development of explosives detection equipment. We are currently contemplating to cease our current operations and purchase new technologies.

As of March 31, 2014, we had not realized any significant revenues from operations.

Recent Business Developments

On March 6, 2014, we entered into an amendment to the June 30, 2012 Convertible Promissory Note issued to Top Alpha Capital S.M. Ltd. (“Top Alpha”), an Israeli company and ACRO’s controlling shareholder (the "2012 Note").  Pursuant to the terms of the 2012 Note, the loan provided by Top Alpha to ACRO was due and payable on December 31, 2013.  In accordance with the amendment, the due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one (1) share of Common Stock for each $0.0165383 principal amount of the note and accrued interest, to one (1) share of Common Stock for each $0.001 principal amount of the note and accrued interest.

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

2011 Private Placement

On July 5, 2011, we entered into a share purchase agreement (the "Agreement") with Top Alpha, an Israeli corporation, for the sale of 96,613,788 shares of our common stock, representing 49.9% of our outstanding share capital, for the total consideration of US$160,000 ("Transaction"). The purchase price was funded by available funds. Top Alpha is a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the issuance of the shares was made in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.  The share purchase closed on July 28, 2011.

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

Employees

Mr. Asaf Porat serves as the President, Chief Executive Officer and Chief Financial Officer of ACRO, Inc.  In February 2014, we entered into a new employment agreement with Mr. Porat, pursuant to which he receives an annual salary of $90,000.  As of March 31, 2014, we owed Mr. Porat $155,000 in accrued and unpaid salary.

Mr. Porat is an employee of Top Alpha, our largest shareholder.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months, to implement our plan of operation, and to develop and commercialize our potential explosive detection device.  We expect that we may have to raise funds through additional offerings of our securities.

As of March 31, 2014 we had working capital deficit of approximately $330,751. We are now operating under a minimal activity note, until we successfully raise additional funds or receive a significant order for our products.  We anticipate that we will require additional funds of up to approximately $200,000 to keep operating our business for the next twelve-month period. In such event that we do not generate sufficient revenues or raise sufficient additional funds by a public offering or a private placement, we will consider alternative financing options, if available, or be forced to cease our operations.

Our Products

Our first product is called the Peroxide Explosives Tester (ACRO-P.E.T.). ACRO-P.E.T. is a small, disposable, pen-like probe which detects the presence of peroxide-based explosives using three chemical solutions and relies on direct contact with the suspicious substance. ACRO-P.E.T. has been designed for rapid, on-site detection of peroxide-based explosives. Its main advantages are high sensitivity, high selectivity, fast response, simple operation, high mobility, small size and cost effectiveness. In November 2006, we completed the first production of the ACRO-P.E.T. for evaluation by potential customers. In 2007, we developed a new version of ACRO-P.E.T. which enables easier verification of peroxide-based explosives, such as triacetone triperoxide (TATP). In addition, in the new version we improved the sampling device to enable easy and immediate sampling of suspicious liquids, in addition to all other forms of explosives, such as powder. The new version has been available for sale since mid-2007.

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

The ACRO-S.E.T. is a sensitive, rapid and reliable kit for field detection and identification of trace explosives. Weighing about one-quarter of a pound, this kit contains the ACRO-P.E.T., which detects improvised explosives such as TATP, and the ACRO-N.E.T., which detects the entire range of the nitro explosives including all conventional explosives, the improvised ammonium nitrate, ANFO, and urea nitrate. Conveniently packed in a belt pouch, the ACRO-S.E.T. is, in effect, a portable, inexpensive micro-laboratory for identification of all explosives by any law enforcement personnel.

Since the fourth quarter of 2007, we have delivered samples of ACRO-S.E.T. to several distributors and potential clients in many countries including the USA, UK, China, Canada, Spain, Singapore, Japan, South Africa, Australia, Serbia, Italy, Germany, Luxemburg, South Korea, India, New Zealand and Russia. During 2010, we had sales in the aggregate amount of $79,227, in 2011, we had sales of $3,300, in 2012 through March 31, 2014 we had sales of $0.

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

During 2009, we developed the ACRO-CH.E.T. (Chlorates Explosives Tester) which detects chlorate based explosives traces and the ACRO-U.E.T (Urea nitrate Explosives Tester) which detects the presence of urea nitrate traces. Both products have low false positive and negative alarm rates.

During the first quarter of 2010, we completed the development of ACRO-AN.E.T., a specific tester and a trace-detector of ammonium nitrate. The white crystals of ammonium nitrate are commonly used in agriculture as high-nitrogen fertilizer and are the main component of ammonium nitrate fuel oil (ANFO), an increasingly popular component of improvised explosive devices.

We are currently contemplating ceasing our current operations and purchasing new technologies.

Financial Condition, Liquidity and Capital Resources

Results of Operations: Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

We had no revenues for either the quarter ended March 31, 2013 nor the quarter ended March 31, 2014.

During the three months ended March 31, 2014, we incurred $24,680 of operating expenses, compared with $97,005 in operating expenses for the three months ended March 31, 2013, a decrease of $72,325 or approximately 74.56%.  We had interest and other expenses of $1,638 for the three months ended March 31, 2014, compared with interest and other expenses of $33,429 for the three months ended March 31, 2013, a decrease of $31,791.

We had no research and development or sales and marketing expenses for either quarter.  We incurred general and administrative expenses of $24,680 and $97,005 for the quarters ended March 31, 2014 and 2013, respectively.

We had a benefit reduction from loan expenses in the amount of $27,294 for the three months ended march 31, 2014.

We had a net loss of $53,612 for the three months ended March 31, 2014 compared with a net loss of $130,434 for the three months ended March 31, 2013, representing a decrease of $76,822.

Liquidity and Capital Resources

On June 30, 2012 we signed a loan agreement in the amount of $ 62,255 (that was increased to $94,834 and $71,274 as of September 30, 2013 and December 31 2012, respectively), in the form of a convertible promissory note, with Top Alpha Capital S.M Ltd ("Top Capital"), an Israeli company and ACRO’s controlling shareholder (the "2012 Note").  The 2012 Note accrued interest at the rate of 6% per annum, which is payable semi-annually on December and June. The above amount should have been paid on or before December 31, 2013.  The 2012 Note was convertible into up to 5,734,205 shares of our common stock, at a price $0.0165383 per share.

On March 6, 2014, we entered into an amendment to the 2012 Note.  In accordance with the amendment, the due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one (1) share of Common Stock for each $0.0165383 principal amount of the note and accrued interest, to one (1) share of Common Stock for each $0.001 principal amount of the note and accrued interest.

As of the date of this report, we have not paid any interest on this loan.

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

During the three month periods ended March 31, 2014, the Company incurred an expense of $70,507 for consulting services provided by Top Alpha.

As of March 31, 2014, we had a working capital deficit of approximately $330,751.

At March 31, 2014, we had total assets of $793, which consisted of receivables of $793.

From January 1, 2014 to March 31, 2014, we had sales of $0.

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

We have historically incurred losses, and from inception through March 31, 2014, we have incurred losses of $5,517,379. Because of these historical losses, we will require additional working capital to develop our business operations.

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

The Company accounts for convertible debt with a beneficial conversion feature in accordance with ASC 470-20, which requires the Company to recognize separately, at issuance, the embedded beneficial conversion feature in additional paid-in capital. The recognition is done by allocating a portion of the proceeds equal to the intrinsic value of that feature in additional paid-in capital. The intrinsic value is calculated as the difference between the effective conversion price of the convertible debt and the fair value of the shares at issuance date.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

There were no changes in our internal controls over financial reporting identified with the evaluation thereof that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation, as amended; incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed November 21, 2003.

3.2	Bylaws (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on March 17, 2005 and March 21, 2005).

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

10.1	Employment Agreement by and between ACRO, Inc. and Asaf Porat, dated February 1, 2014, incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on February 26, 2014.

10.2	Amended Convertible Promissory Note dated March 6, 2014 issued by ACRO, Inc. to Top Alpha, incorporated by reference to Exhibit 2.1 our current report on Form 8-K filed on March 6, 2014.

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Asaf Porat.

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Asaf Porat

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACRO INC.
(Registrant)

Date: May 11, 2014	By:	/s/ Asaf Porat
Asaf Porat
President, Chief Executive Officer & Director,
Chief Financial Officer