Form 10-Q
period 2014-06-30
TRANSATLANTIC CAPITAL INC.
filed 2015-02-05
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-504802

TRANSATLANTIC CAPITAL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0377767
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

1400 Veterans Memorial Highway, Suite 134-271
Mableton, Georgia	30126
(Address of principal executive offices)	(Zip Code)

(404) 537-2900
(Registrant's telephone number including area code)

(Former Name or Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 195,516 shares of common stock issued and outstanding as of February 5, 2015.

TRANSATLANTIC CAPITAL INC.

FORM 10-Q

Table of Content
INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our December 31, 2013 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC.)

Condensed Interim Financial Statements
(Unaudited)

As of June 30, 2014

CONTENTS
Page

CONDENSED INTERIM FINANCIAL STATEMENTS:

Condensed Balance Sheet	1
June 30, 2014 and December 31, 2013

Condensed Statement of Comprehensive Loss	2
Three months and six months ended June 30, 2014 and 2013

Condensed Statement of Cash Flows	3
Six months ended June 30, 2014 and 2013

Notes to the Condensed Interim Financial Statements	4

Table of Content
TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED BALANCE SHEET

	June 30, 2014	Dec. 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Accounts receivable	$-	$793

Total Current Assets	$-	$793

TOTAL ASSETS	$-	$793

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$2,750

Total Current Liabilities	$-	$2,750

OTHER CURRENT LIABILITIES
Related parties	$600	$275,182
Related party - convertible promissory note	20,000	-
Convertible promissory note	1,000	-

Total Other Current Liabilities	$21,600	$275,182

TOTAL LIABILITIES	$21,600	$277,932

STOCKHOLDERS' DEFICIENCY
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	$-	$-
Common Stock:
700,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 195,517 shares at June 30, 2014 and
129,730 at December 31, 2013	196	130
Additional paid-in-capital	5,592,095	4,291,271
Deficit accumulated	(5,613,891)	(5,463,767)
Capital Reserve	-	895,227

TOTAL STOCKHOLDERS' DEFICIENCY	$(21,600)	$(277,139)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$-	$793

The accompanying notes are an integral part of these condensed interim financial statements.

Table of Content

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)

	For the three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross Profit	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(13,668)	(85,206)	(38,348)	(182,211)

Total Operating Expenses	$(13,668)	$(85,206)	$(38,348)	$(182,211)

Operating Loss	$(13,668)	$(85,206)	$(38,348)	$(182,211)

Interest and other expenses, net	$(964)	$31,290	$(2,602)	$(2,139)
Expenses for benefit conversion feature	(81,880)	-	(109,174)	-

Net loss before taxes on income	$(96,512)	$(53,916)	$(150,124)	$(184,350)

Provisions for income taxes	$-	$-	$-	$-

Net loss	$(96,512)	$(53,916)	$(150,124)	$(184,350)

Basic and diluted net loss per common share	$(0.61)	$(0.42)	$(1.05)	$(1.42)

Weighted average shares used in computing basic and diluted net loss per share	157,202	129,730	143,542	129,730

The accompanying notes are an integral part of these condensed interim financial statements.

Table of Content

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(150,124)	$(184,350)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers	$-	$-
Deprteciation and Amortization	-	391
Expenses for beneficial conversion feature	109,174	-
Stock-based compensation	-	-
Interest expense	2,602	-
Change in assets and liabilities:
Increase in prepaid expenses and accounts receivable	-	-
Increase in related party and accounts payable	38,348	183,959
Net cash used in operating activities	$-	$-

Net increase (decrease) in cash and cash equivalents	$-	$-
Cash and cash equivalents at Beginning of the Period	$-	$-
Cash and cash equivalents at End of Period	$-	$-

APPENDIX A
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of debt to equity	$9,868	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements.

Table of Content

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC)
Notes to the Condensed Interim Financial Statements
As of June 30, 2014

NOTE 1 - ORGANIZATION

Organization and Line of Business

Transalantic Capital Inc. was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO Inc., and again on May 24, 2014 to Transalantic Capital Inc.

The Company was originally an oil and gas consulting company in Canada and the United States that later shifted operations to Israel to engage in development of products for the detection of military and commercial explosives for the homeland security market.  On May 24, 2014 a change of control took place and the Company changed its business model to develop and manage real estate.  As a result, the company’s address was moved from Israel to Georgia.

The Company’s common stock was first listed on the Over-the-Counter Bulletin Board, or “OTC Bulletin Board” in April of 2003.  It now trades on the OTCQB under the ticker symbol “TACI”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with United States of America generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected or the year ended December 31, 2014.  The accompanying financial statements and the notes thereto should be read in conjunction with the company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Form 10-K filed March 28, 2014.

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($150 thousand in the six months ended June 30, 2014) and has a net capital deficiency ($22 thousand for the six months ended June 30, 2014). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from these estimates.

Table of Content

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC)
Notes to the Condensed Interim Financial Statements
As of June 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Statements in U.S. Dollars

The Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-U.S. dollar transactions and balances have been re-measured into U.S. dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued guidance which eliminates the concept of a development stage entity. Accordingly, the incremental reporting requirements for a development stage entity, including inception-to-date information, will no longer apply. The Company has adopted early implementation of the amendments, as permitted.  The amendments will be effective for the Company for reporting periods beginning after March 31, 2014. The Company will apply the guidance using a retrospective approach, except for certain disclosure requirements which will be applied prospectively. The Company does not expect these amendments to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

On February 1, 2014, the Company entered into a new employment agreement with Mr. Porat, its President, CEO, and CFO. Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, CEO, and CFO of the Company at an annual salary of $90,000. The new employment agreement was effective as of February 1, 2014, and was to be in effect for a term of two years. However, Mr. Porat submitted a letter of resignation on May 27, 2014.

During the six-month period ended June 30, 2014 and 2013, the Company incurred an expense of $33,901 and $35,000, respectively, for consulting services provided by Mr. Porat.

In May of 2014, the Company received advances from a stockholder as a loan with no interest and due on demand in the amount of $600 for filings with the State of Nevada.

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On December 31, 2013 the Company signed an amended convertible promissory note with Top Alpha Capital Ltd in the amount of $103,339.  This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on June 30 and December 31. The original note was dated June 30, 2012 for $62,255. The due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one share of Common Stock for each $2.480745 principal amount of the note and accrued interest, to one share of Common Stock for each $0.15 principal amount of the note and accrued interest.

Table of Content

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC)
Notes to the Condensed Interim Financial Statements
As of June 30, 2014

NOTE 4 – CONVERTIBLE PROMISSORY NOTE (Continued)

On May 22, 2014, the Company had a total of $424,706 in convertible debts outstanding consisting of salary owed to Mr. Porat in the amount of $168,068, Top Alpha Capital Ltd consulting agreement for $147,464, and Top Alpha Capital Ltd promissory note in the amount of $109,174. Convertible debt of $9,867.99 was converted into 65,787 shares of common stock and issued to Top Alpha Capital Ltd. Convertible debt of $393,838.01 was written off.  The balance of the debt, $21,000, was assumed in three new convertible promissory notes that shall be converted into 21,000,000 of newly issued restricted shares of common stock.  Shares shall be issued as follows, 13,333,333 shares of common stock to NFA Securities L3C and 6,666,667 shares of common stock to IMIR Management LLC, and 1,000,000 shares of common stock to Friction & Heat, LLC. These notes shall accrue interest at the rate of 5% per annum.  The interest shall be payable on the maturity date of November 22, 2014.

NOTE 5 – SHAREHOLDERS’ DEFICIENCY

On May 24, 2014, The Company executed a 150 to 1 reverse split of all common shares.  Following the reverse split, the number of outstanding common shares decreased from 29,216,990 to 195,517 and the par value per common share decreased from $0.01 to $0.001. Each 150 shares of Common Stock (“Old Stock”) issued and outstanding were automatically, without any action by the holder, changed and reclassified into 1 share of fully-paid and non-assessable Common Stock (“New Stock”). All fractional shares were rounded up to the next whole share. All shares under 100 shares were rounded to 100 shares.  The earnings per share calculations and outstanding share information for all periods presented have been recast to reflect the impact of the stock split.  In addition, the Company increased the authorized shares from 700,000,000 to 750,000,000 shares of stock consisting of 700,000,000 shares of common stock with a par value of $0.001 and 50,000,000 shares of preferred stock with a par value of $0.001.

Table of Content

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

This section and other parts of this Form 10-Q quarterly report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

TransAtlantic Capital Inc. is a Nevada corporation formed on May 22, 2002.  We were incorporated as Medina International Corp.for the purpose of providing consulting services to oil and gas companies in Canada and the United States.  On May 4, 2006, we changed our name to ACRO. Inc. and our business to develop a method of detecting peroxide based explosives based on a patent we acquired at that time.

On May 27, 2014, the Company issued an aggregate of 9,867,990 shares of the Company's common stock, par value $.001 per share, to the Top Alpha Capital pursuant to its consulting agreement.  On May 27, 2014 Top Alpha Capital sold all its shares totaling 19,529,369 shares or 66.84% of the total outstanding shares of the Company to two domestic entities, 13,019,579 shares to NFA Securities L3C or 44.56% of the total common stock outstanding and 6,509,790 to IMIR Management LLC or 22.28% of the total common stock outstanding.  As a result, a change of control of the Company took place on this date, whereby said shareholders, NFA Securities L3C now owns 44.56% of the Company and IMIR Management LLC now own 22.28% of the Company.

On May 28, 2014, the Company filed with the Secretary of State of Nevada a Certificate of Change filed Pursuant to NRS 78.209 whereby each one hundred fifty (150) shares of Common Stock issued and outstanding was automatically without any action by the holder thereof, changed and reclassified into one (1) share of fully-paid and non-assessable new Common Stock.  As a result, the Company's total outstanding shares were reduced from 19,349,000 Common Stock to 195,516 Common Stock.

Our goal is to acquire for investment purposes commercial real estate throughout the world.

BASIS OF PRESENTATION

The unaudited financial statements of TransAtlantic Inc. formerly ACRO, Inc., a Nevada corporation (“TransAtlantic”, “ACRO.”, “the Company”, “our”, or “we”) for the period ended June 30, 2014, should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Table of Content

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

There were no revenues for the three months ended June 30, 2013 and  for the three months ended June 30, 2014.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the three months ended June 30, 2013 and June 30, 2014.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent decreased by $71,538, from $85,206 in the three months ended June 30, 2013 to $13,668 in the three months ended June 30, 2014.

Net loss per share was $0.42 for the three months ended June 30, 2013 and $0.61 for the three months ended June 30, 2014. The weighted average shares outstanding were 129,730 for the three months ended June 30, 2013 and 157,202 for the three months ended June 30, 2014.

As of June 30 2014, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $53,916  for the three months ended June 30, 2013 as compared to a net loss of $96,512 for the three months ended June 30, 2014.

Table of Content

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2014

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

There were no revenues for the six months ended June 30, 2013 and  for the six months ended June 30, 2014.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the six months ended June 30, 2013 and June 30, 2014.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent decreased by $143,963, from $182,211 in the six months ended June 30, 2013 to $38,348 in the six months ended June 30, 2014.

Net loss per share was $1.42 for the six months ended June 30, 2013 and $1.05 for the six months ended June 30, 2014. The weighted average shares outstanding were129,730 for the sixe months ended June 30, 2013 and 143,542,827 for the six months ended June 30, 2014.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $184,350  for the six months ended June 30, 2013 as compared to a net loss of $150,124 for the six months ended June 30, 2014.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of the year ended December 30, 2013, the Company had total current assets of $793 and total current liabilities of $2,750, resulting in working capital deficit of $1,957. As of June 30, 2014, the Company had total current assets of $0 and total current liabilities of $0, resulting in a working capital of $0.

Table of Content

Liquidity and Capital Resources

The Company is attempting to secure private funding for its real estate projects, however, there is not commitment for these funds and there is no assurance that the amount will be raised or that the Company will otherwise secure sufficient funds to achieve its business plan.

Net cash used in operating activities was $0 during the three-month period ended June 30, 2014.

Net cash used in investing activities was $0 during the three-month period ended June 30, 2014.

Net cash provided by financing activities was $0 during the three-month period ended June 30, 2014.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses, and current shareholders' deficit, our independent auditor included an explanatory paragraph regarding concerns about out ability to continue as a going concern in his report on our annual financial statements for the year ended December 31, 2013.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures.

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Stock Based Compensation

We will account for employee stock-based compensation costs in accordance with ASC 718, Share-Based Payments, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Table of Content

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2014, 195,516 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share. As of June 30, 2014, there were no shares of preferred stock outstanding.

Table of Content
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

Options

We do not have a stock option plan in place nor are there any outstanding exercisable for shares of our common stock.

Convertible Notes

On June 30, 2012 the Company signed a loan agreement in the amount of $62,255 (later increased to $71,274), in the form of a convertible promissory note, with Top Alpha. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on December 31 and June 30. The above amount should be paid on or before December 31, 2013, convertible up to 4,309,633 shares of the Company’s common stock, at a price of $0.0165383 per share.

On December 31, 2013 due to an amendment to the agreement, the amount of the loan was updated to $103,339, the due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one share of Common Stock for each $0.0165383 principal amount of the note and accrued interest, to one share of Common Stock for each $0.0001 principal amount of the note and accrued interest.

In respect of the loan, a value of benefit component in the amount of $910,084 was charged to capital reserve.

On May 22, 2014, the Company had a total of $424,706 in convertible debts outstanding consisting of salary owed to Mr. Porat in the amount of $168,068, Top Alpha Capital Ltd consulting agreement for $147,464, and Top Alpha Capital Ltd promissory note in the amount of $109,174. Convertible debt of $9,867.99 was converted into 65,787 shares of common stock and issued to Top Alpha Capital Ltd. Convertible debt of $393,838.01 was written off.  The balance of the debt, $21,000, was assumed in three new convertible promissory notes that shall be converted into 21,000,000 of newly issued restricted shares of common stock.  Shares shall be issued as follows, 13,333,333 shares of common stock to NFA Securities L3C and 6,666,667 shares of common stock to IMIR Management LLC, and 1,000,000 shares of common stock to Friction & Heat, LLC. These notes shall accrue interest at the rate of 5% per annum.  The interest shall be payable on the maturity date of November 22, 2014.
Market Information

Our common stock is quoted on the OTCQB under the symbol TACI.

ITEM 4.           CONTROLS AND PROCEDURES

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of June 30, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of June 30, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

Table of Content

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level.
The material weaknesses identified relates to the following:

-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second quarter ended June 30, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding and we are not aware of any pending legal proceeding in which any of our officers or directors or any beneficial holders of 5% or more of our voting securities are adverse to or have a material interest adverse to the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the reported interim period.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has no outstanding Senior Securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

Table of Content

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated May 22, 2003	10SB12G	11/21/2003

3.2	Certificate of Change as filed with the Nevada Secretary of State dated January 25, 2006	8-K	1/26/2006

3.3	Articles of Merger as filed with the Nevada Secretary of State dated April 25, 2006	8-K	5/4/2006

3.4	Certificate of Change as filed with the Nevada Secretary of State dated October 25, 2006

3.5	Certificate of Change as filed with the Nevada Secretary of State dated October 25, 2006

3.6	Certificate of Amendment as filed with the Nevada Secretary of State dated December 22, 2011

3.7	Certificate of Amendment as filed with the Nevada Secretary of State dated May 28, 2014	8-K	6/2/2014

3.8	Certificate of Change as filed with the Nevada Secretary of State datedMay 28, 2014	8-K	6/2/2014

3.9	By-laws	10SB12G	11/21/2003

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	Interactive Data Files for Liberated Energy, Inc. 10Q for the Period Ended December 31, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition LinkbaseDocument

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

Reports on Form 8-K

Description	Form	Filing Date

Change of Control	8-K	6-2-2014

Amending Articles of Incorporation	8-K	6-2-2014

Table of Content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERATED ENERGY, INC.
Date: February 5, 2005
	By:	/s/ JOSHUA GRIGGS
Joshua Griggs
President, Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: February 5, 2015	By:	/s/ KANDANCE W. NORRIS
Kandancr W. Norris
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)