Form 10-Q
period 2014-09-30
TRANSATLANTIC CAPITAL INC.
filed 2015-02-05
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Table of Content

PART I

ITEM 1.           FINANCIAL STATEMENTS

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC.)

Condensed Interim Financial Statements
(Unaudited)

As of September 30, 2014

CONTENTS
Page

CONDENSED INTERIM FINANCIAL STATEMENTS:

Condensed Balance Sheet	1
September 30, 2014 and December 31, 2013

Condensed Statement of Comprehensive Loss	2
Three months and Nine months ended September 30, 2014 and 2013

Condensed Statement of Cash Flows	3
Nine months ended September 30, 2014 and 2013

Notes to the Condensed Interim Financial Statements	4

Table of Content

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED BALANCE SHEET

	Sept. 30, 2014	Dec. 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Accounts receivable	$-	$793

Total Current Assets	$-	$793

TOTAL ASSETS	$-	$793

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$2,750

Total Current Liabilities	$-	$2,750

OTHER CURRENT LIABILITIES
Related parties	$600	$275,182
Related party - convertible promissory note	$20,000	$-
Convertible promissory note	$1,000	$-

Total Other Current Liabilities	$21,600	$275,182

TOTAL LIABILITIES	$21,600	$277,932

STOCKHOLDERS' DEFICIENCY
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none
issued and outstanding	$-	$-
Common Stock:
700,000,000 shares authorized par value $0.001 per share;
issued and outstanding, 195,517 shares at September 30, 2014 and
129,730 at December 31, 2013	$196	$130
Additional paid-in-capital	$5,592,095	$4,291,271
Deficit accumulated	$(5,613,891)	$(5,463,767)
Capital Reserve	$-	$895,227

TOTAL STOCKHOLDERS' DEFICIENCY	$(21,600)	$(277,139)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$-	$793

The accompanying notes are an integral part of these condensed interim financial statements.

Table of Content

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)

	For the three Months		For the Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-

Gross Profit	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	-	(24,420)	(38,348)	(206,631)

Total Operating Expenses	$-	$(24,420)	$(38,348)	$(206,631)

Operating Loss	$-	$(24,420)	$(38,348)	$(206,631)

Interest and other expenses, net	$-	$(1,068)	$(2,602)	$(3,207)
Expenses for benefit conversion feature	-	-	(109,174)	-

Net loss before taxes on income	$-	$(25,488)	$(150,124)	$(209,838)

Provisions for income taxes	$-	$-	$-	$-

Net loss	$-	$(25,488)	$(150,124)	$(209,838)

Basic and diluted net loss per common share	$-	$(0.20)	$(0.93)	$(1.62)

Weighted average shares used in computing basic and diluted net loss per share	195,517	129,730	161,057	129,730

The accompanying notes are an integral part of these condensed interim financial statements.

Table of Content

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended Sept. 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(150,124)	$(209,838)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers	$-	$-
Deprteciation and Amortization	-	560
Expenses for beneficial conversion feature	109,174	-
Stock-based compensation	-	-
Interest expense	2,602	3,207
Change in assets and liabilities:
Increase in prepaid expenses and accounts receivable	-	-
Increase in related party and accounts payable	38,348	206,071
Net cash used in operating activities	$-	$-

Net increase (decrease) in cash and cash equivalents	$-	$-
Cash and cash equivalents at Beginning of the Period	$-	$-
Cash and cash equivalents at End of Period	$-	$-

APPENDIX A
Supplemental disclosure of non-cash financing activities and cash flow information:
Conversion of debt to equity	$9,868	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements.

Table of Content

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC)
Notes to the Condensed Interim Financial Statements
As of September 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with United States of America generally accepted accounting principles for interim financial information and with Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected or the year ended December 31, 2014.  The accompanying financial statements and the notes thereto should be read in conjunction with the company’s audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s Form 10-K filed March 28, 2014.

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($150 thousand in the nine months ended September 30, 2014) and has a net capital deficiency ($22 thousand for the nine months ended September 30, 2014). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Table of Content

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC)
Notes to the Condensed Interim Financial Statements
As of September 30, 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the nine-month period ended September 30, 2014 and 2013, the Company incurred an expense of $33,901 and $52,500, respectively, for consulting services provided by Mr. Porat.

In May of 2014, the Company received advances from a stockholder as a loan with no interest and due on demand in the amount of $600 for filings with the State of Nevada.

Table of Content

TRANSALANTIC CAPITAL INC.
(formerly ACRO INC)
Notes to the Condensed Interim Financial Statements
As of September 30, 2014

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On December 31, 2013 the Company signed an amended convertible promissory note with Top Alpha Captial Ltd in the amount of $103,339.  This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on June 30 and December 31. The original note was dated June 30, 2012 for $62,255. The due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one share of Common Stock for each $2.480745 principal amount of the note and accrued interest, to one share of Common Stock for each $0.15 principal amount of the note and accrued interest.

On May 22, 2014, the Company had a total of $424,706 in convertible debts outstanding consisting of salary owed to Mr. Porat in the amount of $168,068, Top Alpha Capital Ltd consulting agreement for $147,464, and Top Alpha Capital Ltd promissory note in the amount of $109,174. Convertible debt of $9,867.99 was converted into 65,787 shares of common stock and issued to Top Alpha Capital Ltd. Convertible debt of $393,838.01 was written off.  The balance of the debt, $21,000, was assumed in three new convertible promissory notes that shall be converted into 21,000,000 of newly issued restricted shares of common stock.  Shares shall be issued as follows, 13,333,333 shares of common stock to NFA Securities L3C and 6,666,667 shares of common stock to IMR Management LLC, and 1,000,000 shares of common stock to Friction & Heat, LLC. These notes shall accrue interest at the rate of 5% per annum.  The interest shall be payable on the maturity date of November 22, 2014.

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

BASIS OF PRESENTATION

The unaudited financial statements of TransAtlantic Inc. formerly ACRO, Inc., a Nevada corporation (“TransAtlantic”, “ACRO.”, “the Company”, “our”, or “we”) for the period ended September 30, 2014, should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

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

Table of Content

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

There were no revenues for the three months ended September 30, 2013 and  for the three months ended September 30, 2014.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the three months ended September 30, 2013 and September 30, 2014.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent decreased by $24,420, from $24,420 in the three months ended September 30, 2013 to $0 in the three months ended September 30, 2014.

Net loss per share was $(0.20) for the three months ended September 30, 2013 and $0.00 for the three months ended September 30, 2014. The weighted average shares outstanding were 129,730 for the three months ended September 30, 2013 and 195,517 for the three months ended September 30, 2014.

As of September 30 2014, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of $25,488 for the three months ended September 30, 2013 as compared to a net loss of $0 for the three months ended September 30, 2014.

Table of Content

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014

Revenue

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

There were no revenues for the nine months ended September 30, 2013 and  for the nine months ended September 30, 2014.

Cost of Goods Sold

The Company had no costs of goods sold related to sales revenue For the nine months ended September 30, 2013 and September 30, 2014.

Operation and Administrative Expenses
Operating expenses which includes accounting and legal expenses, administrative expenses and rent decreased by $168,283, from $206,631 in the nine months ended September 30, 2013 to $38,348 in the nine months ended September 30, 2014.

Net loss per share was $(1.62) for the nine months ended September 30, 2013 and $(0.93) for the nine months ended September 30, 2014. The weighted average shares outstanding were 129,730 for the nine months ended September 30, 2013 and 161,057 for the nine months ended September 30, 2014.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

Net Loss

The Company had a net loss of ($209.838)  for the nine months ended September 30, 2013 as compared to a net loss of $(150,124) for the nine months ended September 30, 2014.

Cash Flow

Our primary source of liquidity has been cash from shareholder loans.

Working Capital

As of the year ended December 31, 2013, the Company had total current assets of $793 and total current liabilities of $2,750, resulting in working capital deficit of $1,957. As of September 30, 2014, the Company had total current assets of $0 and total current liabilities of $0, resulting in a working capital of $0.

Table of Content

Liquidity and Capital Resources

The Company is attempting to secure private funding for its real estate projects, however, there is not commitment for these funds and there is no assurance that the amount will be raised or that the Company will otherwise secure sufficient funds to achieve its business plan.

Net cash used in operating activities was $0 during the three-month period ended September 30, 2014.

Net cash used in investing activities was $0 during the three-month period ended September 30, 2014.

Net cash provided by financing activities was $0 during the three-month period ended September 30, 2014.

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

Common Stock

The Company is authorized to issue 700,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2014, 195,516 shares of common stock are outstanding. Holders of common stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any preferred stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common stock do not have preemptive or other rights to subscribe for additional shares. The articles of incorporation do not provide for cumulative voting. Shares of common stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share. As of September 30, 2014, there were no shares of preferred stock outstanding.

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

Convertible Notes

On December 31, 2013 the Company signed an amended convertible promissory note with Top Alpha Captial Ltd in the amount of $103,339.  This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on June 30 and December 31. The original note was dated June 30, 2012 for $62,255. The due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one share of Common Stock for each $2.480745 principal amount of the note and accrued interest, to one share of Common Stock for each $0.15 principal amount of the note and accrued interest.

On May 22, 2014, the Company had a total of $424,706 in convertible debts outstanding consisting of salary owed to Mr. Porat in the amount of $168,068, Top Alpha Capital Ltd consulting agreement for $147,464, and Top Alpha Capital Ltd promissory note in the amount of $109,174. Convertible debt of $9,867.99 was converted into 65,787 shares of common stock and issued to Top Alpha Capital Ltd. Convertible debt of $393,838.01 was written off.  The balance of the debt, $21,000, was assumed in three new convertible promissory notes that shall be converted into 21,000,000 of newly issued restricted shares of common stock.  Shares shall be issued as follows, 13,333,333 shares of common stock to NFA Securities L3C and 6,666,667 shares of common stock to IMR Management LLC, and 1,000,000 shares of common stock to Friction & Heat, LLC. These notes shall accrue interest at the rate of 5% per annum.  The interest shall be payable on the maturity date of November 22, 2014.

Market Information

Our common stock is quoted on the OTCQB under the symbol TACI.

ITEM 4.           CONTROLS AND PROCEDURES

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of September 30, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of September 30, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the second quarter ended September 30, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has no outstanding Senior Securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None

Table of Content

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated May 22, 2003	10SB12G	11/21/2003

3.2	Certificate of Change as filed with the Nevada Secretary of State dated January 25, 2006	8-K	1/26/2006

3.3	Articles of Merger as filed with the Nevada Secretary of State dated April 25, 2006	8-K	5/4/2006

3.4	Certificate of Change as filed with the Nevada Secretary of State dated October 25, 2006	10-Q	6/30/2014

3.5	Certificate of Change as filed with the Nevada Secretary of State dated October 25, 2006	10-Q	6/30/2014

3.6	Certificate of Amendment as filed with the Nevada Secretary of State dated December 22, 2011	10-Q	6/30/2014

3.7	Certificate of Amendment as filed with the Nevada Secretary of State dated May 28, 2014	8-K	6/2/2014

3.8	Certificate of Change as filed with the Nevada Secretary of State datedMay 28, 2014	8-K	6/2/2014

3.9	By-laws	10SB12G	11/21/2003

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101*	Interactive Data Files for Liberated Energy, Inc. 10Q for the Period Ended December 31, 2013

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition LinkbaseDocument

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: February 5, 2015
	By:	/s/ JOSHUA GRIGGS
Joshua Griggs
President, Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: February 5, 2015	By:	/s/ KANDANCE W. NORRIS
Kandancr W. Norris
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)