Form 10-Q/A
period 2014-06-30
TRANSATLANTIC CAPITAL INC.
filed 2015-02-09
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

TransAtlantic Capital Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q/A for the period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on February 5, 2015 (the “Original Filing Date”), solely to correct a name and date on the Exhibit Index on page 19 relating to Exhibit 101.

No other changes have been made to the Form 10-Q/A. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q/A.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by
Reference
Filing Date/
Exhibit			Period End
Number	Exhibit Description	Form	Date

3.1	Articles of Incorporation as filed with the Nevada Secretary of State dated May 22, 2003	10SB12G	11/21/2003

3.2	Certificate of Change as filed with the Nevada Secretary of State dated January 25, 2006	8-K	1/26/2006

3.3	Articles of Merger as filed with the Nevada Secretary of State dated April 25, 2006	8-K	5/4/2006

3.4	Certificate of Change as filed with the Nevada Secretary of State dated October 25, 2006

3.5	Certificate of Change as filed with the Nevada Secretary of State dated October 25, 2006

3.6	Certificate of Amendment as filed with the Nevada Secretary of State dated December 22, 2011

3.7	Certificate of Amendment as filed with the Nevada Secretary of State dated May 28, 2014	8-K	6/2/2014

3.8	Certificate of Change as filed with the Nevada Secretary of State datedMay 28, 2014	8-K	6/2/2014

3.9	By-laws	10SB12G	11/21/2003

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	Interactive Data Files for TransAtlantic Capital Inc. 10Q for the Period Ended June 30, 2014

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition LinkbaseDocument

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

LIBERATED ENERGY, INC.
Date: February 9 , 2005
	By:	/s/ JOSHUA GRIGGS
Joshua Griggs
President, Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

Date: February 9 , 2015	By:	/s/ KANDANCE W. NORRIS
Kandancr W. Norris
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)