Form 10-K
period 2014-12-31
TRANSATLANTIC CAPITAL INC.
filed 2016-01-07
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014.

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission file number: 000-504802

TRANSATLANTIC CAPITAL INC.
(Name of Registrant in Its Charter)

Nevada	98-0377767
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

30100 Telegraph Road

Suite 366

Bingham Farms, MI 48025

(Address of Principal Executive Offices)

(404)537-2900
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

At June 30, 2014, the aggregate market value of shares of common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price was approximately $1,096,000 (based upon a closing bid price of $2.998 per share and 365,622 shares held by non-affiliates on June 30, 2014.)

At January 6, 2016 there were 21,365,622 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward Looking Statements

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words.

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

• our ability to raise debt or equity funding;

• our ability to effectively deploy the proceeds raised in any debt or equity financing;

• changes in economic conditions generally and the real estate and securities markets;

Further, the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risks at maturity and generally the increased risk of loss if our investments fail to perform as expected.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Description of Business

Corporate History and Background

Corporate Overview

We were incorporated under the laws of the State of Nevada on May 22, 2002, under the name of Medina International Corp. On May 4, 2006, we changed our name to ACRO Inc. On May 28, 2014 we changed our name to Transatlantic Capital Inc.

Initially, our business had been to provide professional consulting services for the technical and economic evaluation of petroleum and natural gas resources. We were not successful with this business endeavor. We then endeavored to exploit a patent that we purchased (Patent No. 6.767,717) for the detection of peroxide-based explosives. Due to rising costs, our cash flow was adversely affected and with additional financing unavailable we terminated this business.

At December 31, 2014 we had no business operations.

Reverse Split

In January 2012, we effectuated a one for ten (1:10) reverse stock split of our common stock.

In May 2014, we reverse split our common stock on a 1:150 basis.

Change in Control

On May 27, 2014, a change of control of the Company took place. In connection with the change in control, Joshua Griggs was appointed our Chief Executive Officer and Director, Adrienne L. Lucas was appointed our Chief Operating Officer, Corporate Secretary and Director and Kandance W. Norris was appointed a director.

Business Objective:

We are currently a shell entity. We have no business operations and nominal cash available to conduct operations

We have relied on loans from our officers, directors and shareholders to finance our operations. We have no commitment for additional funding. As a result, we will require a significant cash infusion to commence operations and implement our business plan. With a new and experienced management team, our goal is to take advantage of opportunities in the real estate field. As more specifically described below, we intend to identify unique opportunities in commercial properties in the retail, office and industrial sectors throughout the United States and Canada. We intend to accomplish these goals by identifying properties or assets which can be acquired with favorable loan to value ratios, with credit worthy tenants under long term lease agreements.

The implementation of our business plan will require a significant cash infusion of which there can be no assurance.

Investment Objectives and Policies

Our investment strategy is to invest in, purchase, develop and sell within a diversified portfolio of commercial properties in the retail, office and industrial sectors that are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States and Canada. Our investment in commercial properties will be limited to the retail, office and industrial sectors that meet our investment criteria. The actual percentage of our portfolio that is invested in retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities.

Our primary investment objectives are:

• to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow; and

• to provide a stable source of operating income; and benefit from any capital appreciation of our investments

We cannot assure investors that we will achieve any of these objectives. Our Board of Directors will at all times have ultimate oversight over our investments.

Acquisition and Investment Policies:

The following discussion assumes that we are able to secure a minimum of $50 million in debt or equity financing. To the extent that we cannot secure this financing, we may not be able to implement our business plan. Further, until we secure the necessary financing, we will remain a “shell” company.

Commercial Real Estate Properties

We will invest primarily in single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow. We use the term necessity commercial properties to describe retail properties that are important to customers and office and industrial properties that are essential to the business operations of a corporate tenant. The actual percentage of our portfolio that is invested in the retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities.

Necessity retail describes companies that provide consumers with products that are important to, and part of, their everyday lives. Examples of necessity retail properties include pharmacies, home improvement stores, national superstores, restaurants and regional retailers that provide products considered necessities to that region. Historically, the retail sector of commercial real estate has been able to withstand most market cycles better than other sectors, due to the long-term resilience of consumer spending.

  Necessity office and industrial properties are essential to the business operations of a corporate tenant, typically due to one or more of the following factors:
  difficulty of replacement or prohibitive costs to relocate;
  sole or major location for its distribution or office operations proximity to its distribution, manufacturing, research facilities or customer base;
  lower labor, transportation and/or operating costs;
  more stable labor forces;
  optimal access to transportation networks that enable efficient distribution; and
  Significant amounts of tenant funded capital improvements, such as customized computer systems, information technology or cooling and refrigeration systems

For example, distribution facilities, warehouses, manufacturing plants and corporate or regional headquarters are often considered to be necessity office and industrial properties. We believe that necessity office and industrial properties provide a relatively greater level of stability than other office and industrial property types because necessity properties typically involve long-term leases and experience relatively low tenant turnover. We also believe that, as a result of recent and ongoing business developments, such as the role of the internet in the distribution of products, globalization of importing and exporting products and consolidation of businesses requiring office buildings to accommodate a single tenant, there is, and we expect there will continue to be, increasing demand by commercial tenants for necessity office and industrial properties.

Our goal is to acquire a portfolio of commercial properties that are diversified by way of location and industry, in order to minimize the potential adverse impact of economic slow-downs or downturns in local markets or a specific industry. There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in any debt or equity financing. We are not restricted to investments in commercial properties and we will not forgo a high quality investment because it does not precisely fit our expected portfolio composition.

We intend to incur debt to acquire properties. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available.

Retail Real Estate Properties.

We expect the portion of our portfolio allocated to retail real estate properties will focus on regional or national name brand retail businesses with creditworthy and established track records. It is our present intention to hold substantially all of the retail properties that we acquire for a period in excess of five years. We will also pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. These industries include all types of retail establishments, such as big box retailers, convenience stores, drug stores and restaurant properties. We expect that some of these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

We believe that focusing on the acquisition of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than many other sectors of today’s commercial real estate market. By acquiring single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple net and double net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we intend to acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.

Many retail companies today are entering into sale-leaseback arrangements as a strategy for applying capital that would otherwise be applied to their real estate holdings to their core operating businesses. We believe that our investment strategy will enable us to take advantage of the increased emphasis on retailers’ core business operations in today’s competitive corporate environment as many retailers attempt to divest from real estate assets.

Office and Industrial Real Estate Properties.

We expect that our office properties will include recently constructed, high quality, low, mid- or high-rise office buildings that are necessary to a principal tenant, subject to a long-term net lease, and used for purposes such as a corporate, regional or product-specific headquarters. We also expect that our industrial property portfolio will include recently constructed, high quality industrial properties that are necessary to a single principal tenant, subject to a long-term net lease, and used for purposes such as warehousing, distribution, light manufacturing, research and development, or industrial flex facilities. It is our present intention to hold substantially all of the office and industrial properties that we acquire for a period of more than seven years.

We expect that some of our office and industrial properties will be multi-tenant properties, anchored by one or more principal tenants, who are creditworthy and subject to long-term net leases. We expect that, from time to time, we may invest in corporate development projects, designed to construct an income producing office or industrial property to serve one or more creditworthy tenants.

Real Estate Underwriting Process

In evaluating potential property acquisitions consistent with our investment objectives, we will apply established underwriting processes to determine the creditworthiness of potential tenants. Similarly, we will apply our credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Our underwriting process may include analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information we deem relevant. In addition, we may obtain guarantees of leases by the corporate parent of the tenant. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.

Description of Leases

In most instances, we will acquire tenant properties with existing double net or triple net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double net and triple net leases help ensure the predictability and stability of our expenses.

Not all of our leases will be net leases. With respect to our multi-tenant properties, we expect to have a variety of lease arrangements with tenants. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and the tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We may acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount, and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases.

Typically, we expect to enter into leases that have existing terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases.

Other Possible Commercial Real Estate Investments

Although we expect to invest primarily in necessity retail, office and industrial properties, we also may invest in other income-producing properties, where the properties share some of the same characteristics as our core properties, including one or more principal, creditworthy tenants, long-term leases, and/or strategic locations. We may also invest in ground leases.

Investment Decisions

Our Board of Directors has substantial discretion with respect to the selection of our specific investments. In making an investment decision, our board may consider such factors as:

•	Tenant rolls and tenant creditworthiness;
•	Property Condition;
•	Property Location, visibility and access;
•	Age, physical condition and street appeal of the property;
•	Local market conditions including vacancy rates;
•	Area demographics; and
•	Lease terms

Because the factors considered, including the specific weight we will place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

Item 1A. Risk Factors

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, WE MAY NOT BE ABLE TO PROCEED WITH OUR PLANNED OPERATIONS AND YOUR INVESTMENT MAY BE LOST ENTIRELY.

It is possible investors may lose their entire investment.

Prospective investors should be aware that if we are not successful in our contemplated business activities, your entire investment in the Company could become worthless. Even if we are successful, in securing financing and acquiring properties, there can be no assurances that we will generate any revenues and our losses will continue.

Our auditors have raised substantial doubt about its ability to continue as a going concern.

As of December 31, 2014 the Company had an accumulated deficit of $5,776,302 The Company’s ability to continue as a going concern is dependent upon its ability to secure additional financing, purchase real estate and generate sufficient cash flows to meet its obligations on a timely basis.

We are a shell company with limited cash and no operations.

As of December 31, 2014 we have nominal cash and no operations. We are a “shell” company. Management’s new focus is real estate investments. However, in order to implement this business strategy, we will require a significant capital infusion. To date, we have no commitments for funding nor can there be any assurance that we will secure sufficient financing to implement our business plan.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth. We may be unable to obtain additional capital when required. Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, we will not be able to implement our business plan.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees. Further, economic downturns will likely decrease our revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

We will compete with larger, better capitalized competitors in the real estate industry.

The real estate industry is intensely competitive in all of its phases, including financing, technical resources, personnel, property acquisitions and management. It requires significant capital, technical resources, personnel and operational experience to effectively compete in this field. Larger companies with significant resources have an advantage over us.  As a result, we may be unable to maintain or acquire financing, personnel or technical resources.

We may have difficulty identifying prospective properties.

Targeted real estate acquisitions may not meet our underwriting guidelines. We will be relying on consultants, brokers and other third party providers to identify prospective real estate acquisitions. However, our underwriting guidelines may identify title defects, environmental issues or zoning issues which would restrict the acquisition of these properties. Remediation issues may result in significant costs which would deter us from making an investment.

We face many operating risks.

The acquisition, management and sale of real estate involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, lease defaults, uninsured property damage and personal liability insurance, eminent domain as well as natural disasters.

We are subject to significant governmental regulations.

Real estate ownership and management is subject to significant government regulation. Regulations such as zoning restrictions, environmental matters and labor issues on the federal, state and local levels may adversely impact our operating results. While we intend to comply with all government restrictions, if we acquire a property that is otherwise in compliance, changes to governmental rules, may make compliance difficult and costly

We may experience difficulty attracting and retaining qualified management.

We are dependent on the services of our executive officers. We will have to hire other highly skilled and experienced consultants.  Due to our relatively small size, the loss of these persons or our inability to attract and retain highly skilled employees may have a material adverse effect on our business or future operations. We do not maintain key-man life insurance on any of our officers or directors.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of rules and regulations which govern publicly-held companies. The Sarbanes-Oxley Act has resulted in a series of rules and regulations that increase responsibilities and liabilities of directors and executive officers. We are a small company with a limited operating history and no revenues.  This may influence the decisions of potential candidates we may recruit as directors or officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

Two shareholders control a significant percentage of our current outstanding common stock.

NFA Securities and IMIR Management LLC control in total over 93% of our issued and outstanding shares of common stock. This concentration of voting control gives management substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

Risks related to our common stock:

There presently is a limited market for our common stock, and the price of our common stock may be volatile.

Our common stock is currently quoted on the Over the Counter quotation system “Pink Sheets”. We have a limited market for our common stock. If a market for our common stock ever develops, there could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

 Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods. Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors and officers have rights to indemnification.

We will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was our director or officer, or who is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding, to the full extent permitted by Nevada law. The inclusion of these provisions in our Articles may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

We do not intend to pay dividends.

We have never paid a dividend to our shareholders.  We intend to retain cash for the continued development of our business. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of developmental stage companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
changes in market valuations of similar companies
announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments variations in our operating results, if any; and
additions or departures of key personnel.

Compliance with SEC reporting requirements can be costly.

We do not have any employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our operations, we may identify other deficiencies that we may not be able to remedy in time to satisfy the requirements imposed by the Sarbanes-Oxley Act for compliance with that Section 404.  If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information.

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public interest.

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY’S BUSINESS, THE OFFERING OR THE RISKS WHICH YOU FACE AS A PROSPECTIVE INVESTOR. THE SECURITIES OFFERED INVOLVE A HIGH DEGREE OF RISK AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT. ANY PERSON CONSIDERING THE PURCHASE OF THESE SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS MEMORANDUM AND SHOULD CONSULT WITH HIS, HER OR ITS LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN SECURITIES. THE SECURITIES SHOULD ONLY BE PURCHASED BY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT.

Item 1(b) Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located at 30100 Telegraph Road, Suite 366 Bingham Farms, Michigan 48025, During the year ended December 31, 2014, we did not incur any lease expense. We currently lease space in an executive suite at a cost of $700 per month. We believe that this space is sufficient for our limited operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Pink Sheets under the symbol “TACI”. Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended December 31, 2014 and for the 9 months ended September 30, 2015 as set forth below do not reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2014

Quarter ended March 31,	$4.50	$1.50
Quarter ended June 30	$9.97	$1.50
Quarter ended September 30	$25.00	$3.00
Quarter ended December 31	$8.10	$0.60

2015:

Quarter ended March 31,	$1.40	$0.60
Quarter ended June 30	$0.80	$0.01
Quarter ended September 30	$0.07	$0.01

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2014, we had 20,365,622 shares of our common stock issued and outstanding. We had approximately 30 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation or incentive plans.

Recent Sales of Unregistered Securities

The Company did not issue any shares of common stock in 2012 or 2013. The Company issued 65,787 shares of common stock to Top Alpha Capital Ltd. pursuant to the conversion of $9,867.99 of outstanding debt.

The Company relied on the exemptive provisions of Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this report on Form 10-K.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Results of Operations for the years ended December 31, 2014 and 2013:

We are a shell corporation. We did not generate revenue in either the 2014 or 2013 fiscal year. Our operating expenses for the year ended December 31, 2014 totaled $179,759 and $232,175 for the year ended December 31, 2013. Net loss for 2014 and 2013 totaled $312,535 and $1,022,504, which include $130,174 and $786,053 in expenses attributable for benefit conversion features.

Net loss per share in 2014 totaled $(0.04) as compared to a Net Loss per share of $(3.41) in 2013.

Liquidity and Capital:

At December 31, 2014 we had no assets and only nominal cash totaling $793 at December 31, 2013. Total liabilities at December 31, 2014 totaled $144,968 consisting of $74,813 in accounts payable, $69,155 in advances from related parties and a $1,000 convertible promissory note. At December 31, 2013 we had total liabilities of $277,932 consisting of $2,750 in accounts payable and $275,182 in payables due to related parties.

We do not have sufficient funds to meet our ongoing operations or satisfy existing liabilities. Unless we secure additional financing, of which there can be no assurance, we may cease operations.

Current and Future Financing Needs

We have an accumulated deficit of $5,776,302.

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and issuance of debt. The opinion of our independent registered public accounting firm for the fiscal year ended December 31, 2014, states that there is substantial doubt as to our ability to continue as a going concern.

We do not have sufficient cash to operate our business for the next twelve months. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise. The purchase of real estate will involve a significant capital infusion. If we do not secure at least $5 million in financing, it is very unlikely that we will be able to acquire real estate properties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2013 and 2014 are attached hereto.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on July 16, 2015, on February 5, 2015 we terminated Anton & Chia, LLP (“Anton”) as the Company’s independent registered public accounting firm. Anton was appointed as the Company’s independent registered public accounting firm on May 27, 2014. Anton did not audit any of the Company’s financial statements and no audit report was issued by Anton. Anton did review our financial statements for the quarters ended June 30 and September 30, 2014.

During the quarters ended June 30, 2014 and September 30, 2014 and any subsequent period through February 5, 2015, the date of Anton’s termination, there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Anton, would have caused it to make reference to the subject matter of the disagreements in connection with any reports which may be issued by Anton.

Following the termination of Anton on February 6, 2015, we engaged Malone Bailey, LLP (“Malone Bailey”) as our independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based on this evaluation, our management concluded that, as of December 31, 2014, we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which existed as of December 31, 2014 is:

(1)   Segregation of Duties:  the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.  The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position(s) and Offices

Joshua Griggs	39	President, Chairman and interim CFO.

Adrienne L. Lucas	48	Former Chief Operating Officer, Secretary and Director

Kandance Weems Norris	47	Former Director

Joshua Griggs:

Since June 2014 Joshua Griggs has served as President and Chairman of the Board of the Company. He obtained his Bachelors’ degree in Business Administration with an emphasis in Management from Howard University in Washington, D.C. After college Mr. Griggs set his sights on being an entrepreneur and ventured into government contracting and real estate. From 2006 to 2015 he served as a Principal and Chief Investment Officer for SG Capital Group, a real estate private equity firm located in Michigan, with a primary focus in the multi-family apartment sector. Prior Thereto from 2004 -2006 serving as a government contractor, he secured a real estate management contract overseeing valuation services for (HUD) US Department of Housing and Urban Development in multiple states. Prior thereto, from 2001- 2004 Mr Griggs managed his own real estate investment company specializing in the acquisition, construction, management and disposition of single family houses.

His responsibilities with Transatlantic Capital will include investor presentations, fund raising activities, overseeing investment performance, and approving decisions on investment opportunities. Additional responsibilities will include assessing market value of investments and maintaining relationships with various government groups.

Mr. Griggs is a Member of the Detroit Athletic Club - Detroit, MI, Board Member Gesu Catholic School - Detroit, MI, and Member and Co-founder of Legacy Associates Foundation of Michigan.

Adrienne L. Lucas:

Served as our Chief Operating Officer, Secretary and Director. She is a private equity, commercial real estate professional and former executive management consultant with over 15 years’ experience serving fortune 500 companies. As a principal and COO of ICG Advisors, LLC (ICGA), Ms. Lucas worked with other members of management and assisted with building the Company from a start-up phase to a company with approximately $200 million in assets under management (AUM). At its peak, ICGA held approximately 3 million square feet of real estate across the US. The firm’s efforts were recognized in Black Enterprise Magazine, July 2011 issue where the firm ranked tenth (10th) on the list of the top Black owned private equity firms. ICGA was ranked among the top again in 2012. As a consultant with CSC Index, Ms. Lucas was a part of its financial services and utilities practices. She was adept at helping clients compete in newly deregulated environments and restructuring lackluster groups into high-performance teams responsible for increased productivity and profitability. In 1998, Ms. Lucas joined HomeBanc Mortgage Company in Atlanta, Georgia as the Vice President for Strategy & Operations. Ms. Lucas was instrumental in preparing the company for privatization through her improvement of production operations. Lance Lucas graduated cum laude with a B.A. in Economics from Spelman College and an MBA from Harvard University.

Ms. Lucas tendered her resignation on October 30, 2015.

Kandance Weems Norris:

Served as a director She is a partner at Cumby & Weems LLP, a corporate and commercial real estate law firm with offices in New York, suburban Philadelphia and Durham, NC representing large corporations, start-up businesses, non-profit organizations and high net worth individuals. Ms. Norris also serves as an Executive Recruiter for McKinsey & Company with a focus on finding talented experienced diverse professionals to join their consulting practice. Ms. Norris has served on the Board of Directors of the National Black MBA Association, Angioma Alliance, and KENO Fund and as a coordinator of the Winning Strategy for Young Black Men Conferences. She served as an Adjunct Professor of Business Law and Ethics at the Elon University Love School of Business and the North Carolina Central University School of Business. Prior to forming Cumby & Weems LLP, Ms. Weems Norris was an attorney at Sullivan & Cromwell LLP in the firm's Commercial Real Estate Group (1996 – 2005) and worked as a management consultant at McKinsey & Company (1990 – 1992). She received her JD and MBA from Harvard University, where she was a member of the Harvard Law Review, and she received her BA from Spelman College.

Ms. Norris tendered her resignation as a director on October 30, 2015.

Involvement in Certain Legal Proceedings:

During the past ten years:

1. None of our officers or directors has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. None of our officers or directors has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining any such officer or director from engaging in any activity in connection with the purchase or sale of securities or in connection with any violation of federal or state securities laws or federal commodities laws;

3. None of our officers or directors has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority.

4. None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities laws; or.

5. None of our officers or directors has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization

Directors

Our bylaws authorize no less than one (1) director. At December 31, 2014 we had 3 directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Code of Ethics

We have not adopted a code of ethics. With the appointment of new officers and directors, the Company will undertake to adopt and approve a code of ethics.

Audit Committee

The Board of Directors has not yet established a separately designated standing audit committee, and accordingly, the entire Board is currently acting as our audit committee. At some point in the future, we anticipate adding an audit committee financial expert to the Board, but we have not yet identified an ideal candidate.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. As of the date of this report, Section 16(a) filings have not been made. The Company is undertaking to file the required Section 16(a) forms and has notified shareholders owning more than 10% of the Company’s outstanding common stock of the filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

There is currently no agreement in place for the payment of any salaries to any of our officers or directors. We anticipate that our officers will not receive any cash compensation until such time as the Company secures additional financing. However our officers and directors may be awarded stock awards and stock options.

Our Compensation Policy:

The Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for executives. Officers may be members of the Board of Directors and are able to vote on matters of compensation. There is no independent compensation committee.

In determining a compensation package for our officers, the Board will take into consideration the Company’s overall remuneration strategy and, where information is available, verifying the appropriateness of existing remuneration levels using external sources for comparison; (ii) comparing the nature and amount of the Company’s directors’ and executive officers’ compensation to performance against goals set for the year while considering relevant comparative information, independent expert advice and the financial position of the Company; (iii) ensuring maximum shareholder benefit from the retention of high quality board and executive team members; (iv) considering nominees for independent directors of the Company; and (v) planning for the succession of directors and executive officers of the Company, including appointing, training and monitoring senior management to ensure that the Board of Directors and management have appropriate skill and experience.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. The Board has recognized that compensation packages must be able to attract and retain highly talented individuals that are committed to the Company’s goals and objectives, without at this time paying cash salaries that are competitive with some peers that have greater economic resources. The Company’s compensation structure is weighted towards equity compensation in the form of stock awards and options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

The following table provides summary information for the years ended December 31, 2014 and 2013 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Name Principal	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards	Non Equity Incentive Plan ($)	Non Qualified Deferred Comp ($)	All other	Total ($)

Joshua Griggs	2014	—	—	—	—	—	—	—	$-0-
President/Director	2013	—	—	—	—	—	—	—	$-0-

Kandance Weems	2014	—	—	—	—	—	—	—	$-0-
Norris	2013	—	—	—	—	—	—	—	$-0-

Adrienne Lucas	2014	—	—	—	—	—	—	—	$-0-
COO/Sec/Director	2013	—	—	—	—	—	—	—	$-0-

Assat Porat	2014	33,901	—	—	—	—	—	—	$33,901
Former CEO/CFO	2013	70,000	—	—	—	—	—	—	$70,000

(1) The amounts in these columns reflect the dollar amount recognized for financial statement reporting purposes  for the fiscal years indicated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R.). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which Directors are compensated for any services they provide or for committee participation or special assignments.

Compensation Policies and Practices as They Relate to Risk Management

We attempt to make our compensation programs discretionary, balanced and focused on the long term.  We believe goals and objectives of our compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure. Our approach to compensation practices and policies applicable to employees and consultants is consistent with that followed for its executives.  Based on these factors, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our equity securities owned as of December 31, 2014 by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of December 31, 2014, there were 20,365,622 shares of our common stock outstanding.

Name and address of	Amount of
Beneficial Ownership	Beneficial Owner	Percent of Class

NFA Securities 3LC.	13,333,333	65.47%
18530 Mack Avenue
Suite 399
Grosse Point Farms, MI 48236

IMIR Management LLC (1)	6,666,667 (1)	32.73%
6689 Orchard Lake Rd 151 west
Bloomfield, MI 48322

Kandance Weems Norris	-0-
201 South Bend Drive
Durham, NC 27713

Adrienne Lucas	-0-
1400 Veterans Memorial Hwy SE
Suite 134-271
Mableton , GA 30126

(All officers and directors as a group)	6,666,667	32.73%

(1) Joshua Griggs is the managing member and sole owner of IMIR Management.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure set forth above under “Note 3 – Related Party Transactions” of the notes to the financial statements that are included in this report, which disclosure is incorporated herein by reference.

Director Independence

We do not have independent directors. Each of our directors is also an officer of the Company. Further, we have not yet established what independence standards will be used in making a determination whether a director is in fact independent.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $4,000 and $2,250  for the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, and $5,120 and $6,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended December 31, 2014 and 2013  respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2014 and 2013.

We do not have an audit committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and consolidated financial statements and recommended that they be included in its Annual Report on Form the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.

Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
Sarbanes Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
Sarbanes Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the
Sarbanes Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the
Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

Transatlantic Capital Inc.

Date: January 7, 2016	By:	/s/Joshua Griggs
Joshua Griggs, Chief Executive Officer

Date: January 7, 2016	By:	/s/Joshua Griggs
Joshua Griggs, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

Date: January 7, 2016	By:	/s/Joshua Griggs
Joshua Griggs, CEO/Director

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)

Financial Statements

For the Years ended December 31, 2014 and 2013

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)

Financial Statements

For the Years ended December 31, 2014 and 2013

CONTENTS
Page

FINANCIAL STATEMENTS:

Reports Of Independent Registered Public Accounting Firms	F-1

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Shareholders' Deficit	F-5

Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7

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

/s/ Barzily & Co.

Barzily & Co.

Jerusalem, Israel

March 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Transatlantic Capital Inc.

Bingham Farms, Michigan

We have audited the accompanying balance sheet of Transatlantic Capital Inc. (the “Company”) as of December 31, 2014, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transatlantic Capital Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company continues to incur losses from operations and has a negative working capital. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 7, 2016

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Accounts receivable	$—	$793

Total Current Assets	$—	$793

TOTAL ASSETS	$—	$793

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$74,813	$2,750
Accounts payable - related parties	—	275,182
Advances - related parties	69,155
Convertible promissory note	1,000	—

Total Current Liabilities	$144,968	$277,932

TOTAL LIABILITIES	$144,968	$277,932

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 20,365,622 shares at December 31, 2014 and 299,835 at December 31, 2013	20,366	300
Additional paid-in-capital	5,610,968	5,186,328
Accumulated Deficit	(5,776,302)	(5,463,767)

TOTAL SHAREHOLDERS' DEFICIT	$(144,968)	$(277,139)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$—	$793

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Operating Expenses
General and administrative expenses	$(179,759)	$(232,175)

Total Operating Expenses	$(179,759)	$(232,175)

Operating Loss	$(179,759)	$(232,175)

Interest expenses	$(2,602)	$(4,276)
Expenses for benefit conversion feature	(130,174)	(786,053)

Net loss	$(312,535)	$(1,022,504)

Basic and diluted net loss per common share	$(0.04)	$(3.41)

Weighted average shares used in computing basic and diluted net loss per share	8,230,259	299,835

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Decifit	Total
Balance as of December 31, 2012	299,835	$300	$4,276,244	$(4,441,263)	$(164,719)

Beneficial conversion feature (note 4)	—	—	910,084	—	$910,084
Loss for the year	—	—		(1,022,504)	$(1,022,504)

Balance as of December 31, 2013	299,835	$300	$5,186,328	$(5,463,767)	$(277,139)

Common shares issued for settlement of convertible debt (note 4)	20,065,787	20,066	9,802	—	$29,868
Beneficial conversion feature (note 4)	—	—	21,000	—	$21,000
Liabilities forgiven by related party (note 3)	—	—	393,838	—	$393,838
Loss for the year	—	—	—	(312,535)	$(312,535)

Balance as of December 31, 2014	20,365,622	$20,366	$5,610,968	$(5,776,302)	$(144,968)

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(312,535)	$(1,022,504)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	$—	$4,097
Expenses for benefit conversion feature	130,174	786,053
Interest expense	—	4,276

Changes in operating assets and liabilities:
Accounts receivable	793	—
Accounts payable and Accounts payable - related parties	112,413	228,078
Net cash used in operating activities	$(69,155)	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	$69,155	$—
Net Cash Provided by Financing Activities	$69,155	$—

Net increase (decrease) in cash and cash equivalents	$—	$—
Cash and cash equivalents at beginning of the year	$—	$—
Cash and cash equivalents at year end	$—	$—

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Debt discount originated from beneficial conversion feature	$21,000	$—
Debt converted into stocks	$29,868	$—
Liabilities forgiven by related party	$393,838	$—

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 1 - ORGANIZATION

Organization and Line of Business

Transatlantic Capital Inc. was incorporated on May 22, 2002, under the laws of the State of Nevada, as Medina International Corp. On May 4, 2006, the Company changed its name to ACRO Inc., and again on May 24, 2014 to Transatlantic Capital Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that management’s estimates could change in the near term with respect to these matters, as actual results could differ from these estimates.

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($312,535 in the year ended December 31, 2014) and has a negative working capital ($144,968 as of December 31, 2014). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Financial Statements in U.S. Dollars

The Company has determined the U.S. dollar as the currency of its primary economic environment and thus, its functional and reporting currency. Non-U.S. dollar transactions and balances have been re-measured into U.S. dollars. All transaction gains and losses from the re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as other income or expenses, as appropriate.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

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

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ equity.

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

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the following three liabilities were assigned to a related party, and then forgiven by the related party, Top Alpha consulting agreement, Porat employment agreement, and Top Alpha convertible promissory note. There were no changes in terms.

For the year ended December 31, 2013, the Company had incurred and accrued an expense of $141,015 related to consulting services provided by Top Alpha, majority shareholder (presented as Accounts payable –related parties on the accompanying balance sheets). During 2014, additional expenses were incurred and accrued in the amount of $6,449, leaving an accrued balance prior to the assignment and forgiveness on May 22, 2014 of $147,464, which was written off and charged to Additional Paid-in Capital as a liability forgiven by a related party.

On February 1, 2012, the Company entered into employment agreement with Mr. Porat. Pursuant to this employment agreement, Mr. Porat shall serve as President, CEO, and CFO of the Company at an annual salary of $70,000. During the year ended December 31, 2013, the Company incurred an expense of $70,000 for Mr. Porat’s salary. As of December 31, 2013, a total of $134,167 Mr.Porat’s salary had been accrued (presented as Accounts payable – related parties on the accompanying balance sheets).

On February 1, 2014, the Company entered into a new employment agreement with Mr. Porat. Pursuant to this new employment agreement, Mr. Porat shall continue to serve as President, CEO, and CFO of the Company at an annual salary of $90,000. The new employment agreement was effective as of February 1, 2014, and was to be in effect for a term of two years. However, Mr. Porat submitted a letter of resignation on May 27, 2014. During the year ended December 31, 2014, the Company incurred an expense of $33,901 for Mr. Porat’s salary. As of May 22, 2014 the Company had accrued and owed salary to Mr. Porat in the amount of $168,068, prior to the assignment and forgiveness, which was written off and charged to Additional Paid-in Capital as a liability forgiven by a related party.

On May 23, 2014, related party liabilities totaling $393,838 were written off and charged to Additional Paid-in Capital as liabilities forgiven by a related party. These liabilities consisted of salary owed to Mr. Porat in the amount of $168,068, debt due to Top Alpha Capital related to a consulting agreement for $147,464, and a portion of the Top Alpha Capital convertible promissory note in the amount of $78,306. Refer to Note 4 – Convertible Promissory Note for details related to the conversion, assignment, and the debt forgiven under the promissory note.

In May of 2014, the Company received advances from a stockholder as a loan with no interest and due on demand in the amount of $600 for filings with the State of Nevada.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the year ended December 31, 2014, NFA Securities L3C loaned the Company $68,555 under the funding agreement. The advances had no interest and were due on demand.

In November of 2014, the Company engaged NFA Seneca, LLC for consulting services. NFA Seneca, LLC and NFA Securities L3C, a stockholder, have common principal owners. During the year ended December 31, 2014 the Company incurred an expense of $28,000 for consulting services including traveling expenses.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On December 31, 2013 the Company signed an amended convertible promissory note with Top Alpha Capital Ltd in the amount of $103,339 plus accrued interest of $5,835, totaling $109,174. This note shall accrue interest at the rate of 6% per annum, the interest shall be payable semi-annually on June 30 and December 31. The original note was dated June 30, 2012 for $62,255. The due date for the note has been extended to December 31, 2014, and in consideration for this extension, the conversion rate has been amended from one share of Common Stock for each $2.480745 principal amount of the note and accrued interest, to one share of Common Stock for each $0.15 principal amount of the note and accrued interest. The convertible promissory note had a balance of $0 as of December 31, 2013, net of $109,174 debt discount.

During the year ended December 31, 2013 in respect of the promissory note, a debt discount originating from the beneficial conversion feature in the amount of $910,084 was charged to Additional Paid-in Capital. $786,053 of the above discount was amortized to expense.

On May 22, 2014, the Company had convertible debt outstanding in the amount of $109,174, which was assigned by Top Alpha to a related party. Out of the $109,174, $9,868 was converted by the related party into 65,787 shares of common stock. $21,000 was assigned by the related party to other parties, and the balance of $78,306 was forgiven and charged to Additional Paid-in Capital as a liability forgiven by a related party. Refer to Note 3 – Related Party Transactions for details related to related party liabilities forgiven.

Upon assignment of the $21,000 in convertible debt, three new convertible promissory notes were created, the conversion price changed from $0.15 per common stock share to $$0.001 per share, the interest rate was modified from 6% to 5% per annum, and the due date was modified from December 31, 2014 to November 22, 2014. As a result, the Company evaluated the application of ASC 470-50 and ASC 470-60 and modifications constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company accounted for the intrinsic value of a beneficial conversion feature inherent to the new convertible promissory notes and a total debt discount of $21,000 was recorded.

These promissory notes totaling $21,000 are to be converted into 21,000,000 of newly issued restricted shares of common stock. These shares shall be issued as follows, 13,333,333 shares of common stock to NFA Securities L3C and 6,666,667 shares of common stock to IMIR Management LLC, and 1,000,000 shares of common stock to Friction & Heat, LLC, a third party. As of December 31, 2014 $20,000 of the debt was converted into 20,000,000 shares. The Friction & Heat convertible promissory note in the amount of $1,000 remained outstanding as of December 31, 2014.

During the year ended December 31, 2014 in respect of the promissory note, a debt discount originating from the beneficial conversion feature in the amount of $21,000 was charged to Additional Paid-in Capital and $130,174 debt discount was amortized to expense.

NOTE 5 – SHAREHOLDERS’ DEFICIT

Financial statements as of December 31, 2013 reported additional paid-in-capital of $4,291,101 and a capital reserve of $895,227. The capital reserve has been regrouped into the additional paid-in-capital account for a net balance of $5,186,328.

On December 31, 2013 the Company signed an amended convertible promissory note resulting in a debt discount originating from beneficial conversion feature in the amount of $910,084, which was charged to Additional Paid-in Capital. See Note 4 – Convertible Promissory Note for additional details.

In May of 2014 shares of common stock of 20,065,787 were issued for the settlement of $29,868 convertible debts. The assignment of $21,000 in convertible debt resulted in an extinguishment of debt. $21,000 debt discount originated from beneficial conversion feature inherent to the new convertible promissory notes was charged to additional paid-in capital; see Note 4 – Convertible Promissory Note. Related party liabilities were forgiven in the amount of $393,838 increasing additional paid-in capital, as referenced in Note 3 – Related Party Transactions.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

On May 24, 2014, the Company executed a 150 to 1 reverse split of all common shares. Following the reverse split, the par value per common share decreased from $0.01 to $0.001. Each 150 shares of Common Stock (“Old Stock”) issued and outstanding were automatically, without any action by the holder, changed and reclassified into 1 share of fully-paid and non-assessable Common Stock (“New Stock”). All fractional shares were rounded up to the next whole share. All shares under 100 shares were rounded to 100 shares. The earnings per share calculations and outstanding share information for all periods presented have been recast to reflect the impact of the stock split. In addition, the Company increased the authorized shares from 700,000,000 to 750,000,000 shares of stock consisting of 700,000,000 shares of common stock with a par value of $0.001 and 50,000,000 shares of preferred stock with a par value of $0.001.

NOTE 6 – INCOME TAXES

Tax rates

Transatlantic is subject to a 15%-35% corporate tax rate in the United States. Income taxable in Israeli is subject to a tax rate of 25% in 2013 and 26.5% for 2014.

For financial reporting purposes, income (loss) before income taxes includes the following components:

	Year ended December 31,
	2014	2013

United States	$(312,535)	$(1,018,407)
Israel		(4,097)
	$(312,535)	$(1,022,504)

For the years ended December 31, 2014 and 2013, the Company did not recognize expenses for the benefit conversion feature of $130,174 and $786,053 respectively, for tax purposes.

Deferred Tax

	Year ended December 31,
	2014	2013
Deferred tax assets:
Net Operating loss carry forwards	$1,132,014	$1,070,011
Valuation allowance	(1,132,014)	(1,070,011)
Net deferred tax assets	$—	$—

The deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2014 and 2013 was an increase of $62,003 and a decrease of $476,438 respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are reducible. Management considers projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

As of December 31, 2014, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3.3 million, after consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal Revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

Reconciliation of Income Tax Benefit (Expense)

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31,
	2014	2013

Loss before income taxes as per the income statement	$(312,535)	$(1,022,504)

Tax calculated according to the statutory tax rate of 34%	(106,262)	(347,651)

Increase (decrease) in income tax resulting from:
Non tax benefit losses	106,262	347,282
Foreign tax rate differential	—	—
Total income tax benefit	$—	$—

The income tax payable as of December 31, 2014 and 2013 was $0.

Accounting for Uncertainty in Income Taxes

As of January 1, 2014 and for the 12 months ended December 31, 2014, the Company did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

NOTE 7 – SUBSEQUENT EVENTS

On March 6, 2015, the remaining $1,000 convertible promissory note was converted to 1,000,000 shares of common stock.