Form 10-Q
period 2015-03-31
TRANSATLANTIC CAPITAL INC.
filed 2016-02-25
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to __________

Commission File Number: 000-504802

Transatlantic Capital Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0377767
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30100 Telegraph Road

Suite 366

Bingham Farms, MI 48025

(Address of Principal Executive Offices)

(404) 537-2900
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,365,622 as of February 9, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider all of the material risks in connection with any forward-looking statements that may be made herein.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

The consolidated financial statements and the notes thereto for the three month period ended March 31, 2015 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Transatlantic Capital Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)

Condensed Interim Financial Statements

As of March 31, 2015

CONTENTS
Page

FINANCIAL STATEMENTS:

Condensed Balance Sheets (Unaudited)	4
March 31, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)	5
Three months ended March 31, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)	6
Three months ended March 31, 2015 and 2014

Notes to the Unaudited Financial Statements	7

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED BALANCE SHEETS

	March 31, 2015	Dec. 31, 2014
	(Unaudited)

ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$75,194	$74,813
Advances - related parties	72,258	69,155
Convertible promissory note	—	1,000

Total Current Liabilities	$147,452	$144,968

TOTAL LIABILITIES	$147,452	$144,968

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,365,622 shares at March 31, 2015 and 20,365,622 at December 31, 2014	21,366	20,366
Additional paid-in-capital	5,610,968	5,610,968
Accumulated Deficit	(5,779,786)	(5,776,302)

TOTAL SHAREHOLDERS' DEFICIT	$(147,452)	$(144,968)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months
	Ended March 31,
	2015	2014
Operating Expenses
General and administrative expenses	$(3,484)	$(24,680)

Total Operating Expenses	$(3,484)	$(24,680)

Operating Loss	$(3,484)	$(24,680)

Interest expenses	$—	$(1,638)
Expenses for benefit conversion feature	—	(27,294)

Net Income (Loss)	$(3,484)	$(53,612)

Basic and diluted net loss per common share	$(0.00)	$(0.18)

Weighted average shares used in computing basic and diluted net loss per share	20,643,400	299,835

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months
	Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,484)	$(53,612)

Adjustments to reconcile net loss to net cash used by operating activities:
Expenses for benefit conversion feature	$—	$27,294
Interest expense	—	1,638

Changes in operating assets and liabilities:
Accounts payable and Accounts payable - related parties	$381	$24,680
Net cash used in operating activities	$(3,103)	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	$3,103	$—
Net Cash Provided by Financing Activities	$3,103	$—

Net increase (decrease) in cash and cash equivalents	$—	$—
Cash and cash equivalents at beginning of the year	$—	$—
Cash and cash equivalents at year end	$—	$—

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Debt converted into stocks	$1,000	$—

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Condensed Unaudited Interim Financial Statements

As of March 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Transatlantic Capital, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the period ended December 31, 2014 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($3,484 in the three months ended March 31, 2015) and has a negative working capital ($147,452 in the three months ended March 31, 2015). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

In May of 2014, the Company received advances from a stockholder, IMIR Management LLC, as a loan with no interest and due on demand in the amount of $600 for filings with the State of Nevada. Advances due to the stockholder as of the three months ended March 31, 2015 were $600.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the three months ended March 31, 2015, NFA Securities L3C loaned the Company $3,103 under the funding agreement resulting in a balance due of $71,658. The advances had no interest and were due on demand.

The total related parties balance as of March 31, 2015 and December 31, 2014 are $72,258 and $69,155, respectively.

NOTE 4 – SHAREHOLDERS’ DEFICIT

On March 6, 2015, 1,000,000 shares of common stock were issued for the settlement of $1,000 convertible debt.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business Objective:

We are currently a shell entity. We have no business operations or assets.

We have relied on loans from our officers and shareholders to finance our operations. We have no commitment for additional funding. As a result, we will require a significant cash infusion to commence operations and implement our business plan. Management’s goal is to take advantage of opportunities in the real estate field. Our goal is to identify unique opportunities in commercial properties in the retail, office and industrial sectors throughout the United States and Canada. We intend to accomplish these goals by identifying properties or assets which can be acquired with favorable loan to value ratios, with credit worthy tenants under long term lease agreements.

OUR PLAN OF OPERATIONS

We will need a significant infusion of capital, whether in the form of debt or equity financing to implement our business plan. We have no commitment for additional funding. Without this capital infusion, it is highly unlikely that we will be able to implement our business plan.

RESULTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014

We did not generate any revenues during these periods. General and administrative expenses for the three months ended March 31, 2015 were $3,484 as compared to $24,680 in 2014, representing a decline of approximately 86%. This decline is primarily attributable to management’s desire to minimize operating expenses until such time as working capital is secured. The Company’s operating loss for the three months ended March 31, 2015 and 2014 was $(3,484) and $(24,680). During the three months ended March 31, 2015, we incurred a Net Loss of $(3,484) as compared to a Net Loss of $(53,612) in 2014. The significant decrease in our Net Loss for the three months ended March 31, 2015 as compared to 2014 is primarily attributable to expenses incurred with respect to certain benefit conversion features of outstanding debt.

Net Loss per share for the three months ended March 31, 2015 was $(0.00) as compared to a Net Loss per share of $(0.18) in 2014.

Until such time as we can implement our business plan we anticipate ongoing losses.

Except for Mr. Griggs, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015 and December 31, 2014.

We had no assets on either March 31, 2015 or December 31, 2014. Total liabilities at March 31, 2015 totaled $147,452 consisting of accounts payable totaling $75,194 and advances from related parties totaling $72,258. At December 31, 2014 liabilities totaled $144,968 consisting primarily of $74,813 in accounts payable and $69,155 in advances from related parties.

At March 31, 2015 we had an accumulated deficit of $(5,779,786) as compared to $(5,776,302) at December 31, 2014

Going Concern Consideration

Our continuation as a going concern is dependent upon amongst other things, securing a significant capital infusion in either the form of debt or equity financing. Securing additional financing is dependent on a number of items outside of our control and there exists material uncertainties that may cast significant doubt about our ability to continue as a going concern. There are no assurances that we will be able to implement our business plan or sustain operations.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company's chief executive officer and its principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the quarter ended March 31, 2015, we issued one million (1,000,000) shares of our common stock in exchange for the forgiveness of $1,000 in outstanding debt. We relied on the exemptive provisions of Section 4(2) under the Securities Act for the issuance of the Common Stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transatlantic Capital Inc.

By:	/s/ Joshua Griggs
Joshua Griggs President, Chief Executive Officer and Chief Financial Officer
February 25 , 2016