Form 10-Q
period 2015-09-30
TRANSATLANTIC CAPITAL INC.
filed 2016-02-25
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

The consolidated financial statements and the notes thereto for the nine months period ended September 30, 2015 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Transatlantic Capital Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)

Condensed Interim Financial Statements

As of September 30, 2015

CONTENTS
Page

FINANCIAL STATEMENTS:

Condensed Balance Sheets (Unaudited)	4
September 30, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)	5
Three months and Nine months ended September 30, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)	6
Nine months ended September 30, 2015 and 2014

Notes to the Unaudited Financial Statements	7

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED BALANCE SHEETS

	Sept. 30, 2015	Dec. 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8	$—

Total Current Assets	$8	$—

OTHER ASSESTS:

Deposits	$9,000	$—
Total Other Assets	$9,000	$—

TOTAL ASSETS	$9,008	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$74,400	$74,813
Advances - related parties	89,558	69,155
Convertible promissory note	—	1,000

Total Current Liabilities	$163,958	$144,968

TOTAL LIABILITIES	$163,958	$144,968

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,365,622 shares at September 30, 2015 and 20,365,622 at December 31, 2014	21,366	20,366
Additional paid-in-capital	5,610,968	5,610,968
Accumulated Deficit	(5,787,284)	(5,776,302)

TOTAL SHAREHOLDERS' DEFICIT	$(154,950)	$(144,968)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,008	$—

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2015	2014	2015	2014
Operating Expenses
General and administrative expenses	$(1,527)	$—	$(10,982)	$(38,348)

Total Operating Expenses	$(1,527)	$—	$(10,982)	$(38,348)

Operating Loss	$(1,527)	$—	$(10,982)	$(38,348)

Interest expenses	$—	$—	$—	$(2,602)
Expenses for benefit conversion feature	—	—	—	(109,174)

Net Income (Loss)	$(1,527)	$—	$(10,982)	$(150,124)

Basic and diluted net loss per common share	$(0.00)	$—	$(0.00)	$(0.45)

Weighted average shares used in computing basic and diluted net loss per share	21,365,622	365,622	21,127,527	331,162

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended Sept 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,982)	$(150,124)

Adjustments to reconcile net loss to net cash used by operating activities:
Expenses for benefit conversion feature	$—	$109,174
Interest expense	—	2,602

Changes in operating assets and liabilities:
Deposits	$(9,000)
Accounts payable and Accounts payable - related parties	(413)	$38,348
Net cash used in operating activities	$(20,395)	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	$20,403	$—
Net Cash Provided by Financing Activities	$20,403	$—

Net increase (decrease) in cash and cash equivalents	$8	$—
Cash and cash equivalents at beginning of the year	—	$—
Cash and cash equivalents at year end	$8	$—

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Debt converted into stocks	$1,000	$9,868

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Condensed Unaudited Interim Financial Statements

As of September 30, 2015

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

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($10,982 in the nine months ended September 30, 2015) and has a negative working capital ($163,950 in the nine months ended September 30, 2015). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Beginning in May of 2014, the Company received advances from a stockholder, IMIR Management LLC, as a loan with no interest and due on demand for various operational expenses. During the nine months ended Sepetember 30, 2015, IMIR loaned the Company $3,210. Advances due to the stockholder as of the nine months ended September 30, 2015 were $3,810.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the nine months ended September 30, 2015, NFA Securities L3C loaned the Company $17,193 under the funding agreement resulting in a balance due of $85,748. The advances had no interest and were due on demand.

The total related parties balance as of September 30, 2015 and December 31, 2014 are $89,558 and $69,155, respectively.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2015 and 2014

We did not generate any revenues during these periods. General and administrative expenses for the three and nine months ended September 30, 2015 totaled $1,527 and $10,982 as compared to no expenses for the three months ended September 30, 2014 and $38,348 for the nine months ended September 30, 2014. Our Net Loss for the three and nine months ended September 30, 2015 totaled $(1,527) and $(10,982) as compared to a Net Loss of $(0.00) for the third quarter of 2014 and $(150,124) for the nine months ended September 30, 2014. The principal reason for the significant decline in our Net Loss from 2014 to 2015 is primarily attributable to $109,174 attributable to expenses represented by the conversion features of outstanding debt obligations which was recognized in 2014.

Net Loss per share for the three and nine months ended September 30, 2015 totaled $(0.00) and $(0.00) and $(0.00) and $(0.45) during the comparable periods in 2014.

Until such time as we can implement our business plan we anticipate ongoing losses.

Except for Mr. Griggs, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015 and December 31, 2014.

Total assets at September 30, 2015 were $9,008. We had no assets on December 31, 2014. Total liabilities at September 30, 2015 were $163,958 consisting of advances from related parties totaling $89,558 and accounts payable totaling $74,400. At December 31, 2014 liabilities totaled $144,968 consisting primarily of $74,813 in accounts payable and $69,155 in advances from related parties.

At September 30, 2015 we had an accumulated deficit of $(5,787,284) as compared to $(5,776,302) at December 31, 2014

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