Form 10-K
period 2015-12-31
TRANSATLANTIC CAPITAL INC.
filed 2016-03-23
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015.

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

At June 30, 2015, the aggregate market value of shares of common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price was approximately $25,593 (based upon a closing bid price of $0.07 per share and 365,622 shares held by non-affiliates on June 30, 2015.)

At March 21, 2016 there were 21,365,622 shares of the registrant’s common stock issued and outstanding.

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

At December 31, 2015 we had no business operations.

Reverse Split

In January 2012, we effectuated a one for ten (1:10) reverse stock split of our common stock.

In May 2014, we reverse split our common stock on a 1:150 basis.

Business Objective:

We are currently a shell entity. We have no business operations and nominal cash available to conduct operations

We have relied on loans from our officers, directors and shareholders to finance our operations. We have no commitment for additional funding. As a result, we will require a significant cash infusion to commence operations and implement our business plan. With a new and experienced management team, our goal is to take advantage of opportunities in the real estate field. As more specifically described below, we intend to identify unique opportunities in commercial properties in the retail, office and industrial sectors throughout the United States and Canada. We may also invest in real estate in either Europe or Africa should the opportunity arise. We intend to accomplish these goals by identifying properties or assets which can be acquired with favorable loan to value ratios, with credit worthy tenants under long term lease agreements.

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

Acquisition and Investment Policies:

The following discussion assumes that we are able to secure a minimum of $5 million in debt or equity financing. However, we will require significantly more than $5 million in financing to fully implement our business plan.

Commercial Real Estate Properties

We intend to invest primarily in single-tenant, necessity commercial properties, which are leased to creditworthy tenants under long-term net leases and provide current operating cash flow. We use the term necessity commercial properties to describe retail properties that are important to customers and office and industrial properties that are essential to the business operations of a corporate tenant. The actual percentage of our portfolio that is invested in the retail, office and industrial property categories may fluctuate due to market conditions and investment opportunities.

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

As of December 31, 2015 the Company had an accumulated deficit of $5,798,160. The Company’s ability to continue as a going concern is dependent upon its ability to secure additional financing, purchase real estate and generate sufficient cash flows to meet its obligations on a timely basis.

We are a shell company with limited cash and no operations.

As of December 31, 2015 we have nominal cash and no operations. We are a “shell” company. Management’s new focus is real estate investments. However, in order to implement this business strategy, we will require a significant capital infusion. To date, we have no commitments for funding nor can there be any assurance that we will secure sufficient financing to implement our business plan.

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

NFA Securities and IMIR Management LLC control approximately 93% of our issued and outstanding shares of common stock. This concentration of voting control gives management substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

Item 1(b) Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located at 30100 Telegraph Road, Suite 366 Bingham Farms, Michigan 48025, This space is located in an executive suite at a cost of $100.00 per month. During the year ended December 31, 2015, we incurred a lease expense of $500. We believe that this space is sufficient for our limited operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Pink Sheets under the symbol “TACI”. Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended December 31, 2014 and 2015 as set forth below do not reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2014

Quarter ended March 31,	$4.50	$1.50
Quarter ended June 30	$9.97	$1.50
Quarter ended September 30	$25.00	$3.00
Quarter ended December 31	$8.10	$0.60

2015:

Quarter ended March 31,	$1.40	$0.60
Quarter ended June 30	$0.80	$0.01
Quarter ended September 30	$0.07	$0.01
Quarter ended December 31	$0.23	$0.01

Closing bid price of our common stock on March 20, 2016 was $0.01.

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

Holders of Our Common Stock

As of December 31, 2015, we had 21,365,622 shares of our common stock issued and outstanding. We have approximately 30 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended 2015 the Company issued 1,000,000 shares of its common stock to Friction & Heat LLC. These shares were issued pursuant to the conversion of $1,000 of debt due Friction & Heat on March 6, 2015.

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

Results of Operations for the years ended December 31, 2015 and 2014:

We are a shell corporation. We did not generate revenue in either the 2015 or 2014 fiscal year. Our operating expenses for the year ended December 31, 2015 totaled $21,857 as compared to $179,759 for the year ended December 31, 2014. The significant decline in operating expenses is attributable to management’s determination to minimize operating expenses until such time as the Company has sufficient working capital. Our Net loss for 2015 totaled $(21,857) as compared to $312,535 in 2014 of which $130,174 was attributable for benefit conversion features.

Net loss per share in 2015 totaled $(0.00) as compared to a Net Loss per share of $(0.04) in 2014.

Liquidity and Capital:

At December 31, 2015 our assets were nominal, consisting of $463 in cash. We had no assets on our books at December 31, 2014.

At December 31, 2015 we had total liabilities of $166,288 consisting of $74,700 in accounts payable and $91,588 representing advances from related parties. This compares to $144,968 in total liabilities at December 31, 2014 consisting primarily of accounts payable of $74,813, advances from related parties totaling 69,155 and $1,000 convertible promissory note.

At December 31, 2015 we had a working capital deficit of $165,825 and an accumulated deficit of $5,798,159. At December 31, 2014, we had a working capital deficit of $144,968 and an accumulated deficit of $5,776,302.

We do not have sufficient funds to meet our ongoing operations or satisfy existing liabilities. Unless we secure additional financing, of which there can be no assurance, we may cease operations.

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock, issuance of debt and advances from related parties. The opinion of our independent registered public accounting firm for the fiscal year ended December 31, 2015, states that there is substantial doubt as to our ability to continue as a going concern.

We do not have sufficient cash to operate our business for the next twelve months. We will not be able to establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise. The purchase of real estate will involve a significant capital infusion. If we do not secure sufficient financing, it is very unlikely that we will be able to implement our business plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2015 and 2014 are attached hereto.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015.  Based on this evaluation, our management concluded that, as of December 31, 2015, we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which existed as of December 31, 2015 is:

(1)   Segregation of Duties:  the Company did not effectively segregate certain accounting duties and did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of December 31, 2015, our sole officer and director is Joshua Griggs.

Name	Age	Position(s) and Offices

Joshua Griggs	40	President, Chairman and interim CFO.

Adrienne L. Lucas	48	Former Chief Operating Officer, Secretary and Director

Kandance Weems Norris	47	Former Director

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

At December 31, 2015 we had one director.

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

The following table provides summary information for the years ended December 31, 2015 and 2014 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Name Principal	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards	Non Equity Incentive Plan ($)	Non Qualified Deferred Comp ($)	All other	Total ($)

Joshua Griggs	2015	—	—	—	—	—	—	—	$-0-
President/Director	2014	—	—	—	—	—	—	—	$-0-

Kandance Weems Norris	2015	—	—	—	—	—	—	—	$-0-
Former Director	2014	—	—	—	—	—	—	—	$-0-

Adrienne Lucas	2015	—	—	—	—	—	—	—	$-0-
Former COO/Sec/Director	2014	—	—	—	—	—	—	—	$-0-

Assat Porat	2015		—	—	—	—	—	—	$-0-
Former CEO/CFO	2014	33,901	—	—	—	—	—	—	$33,901

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our equity securities owned as of December 31, 2015 by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of December 31, 2015, there were 21,365,622shares of our common stock outstanding.

Name and address of	Amount of
Beneficial Ownership	Beneficial Owner	Percent of Class

NFA Securities 3LC.	13,333,333	62.4%
18530 Mack Avenue
Suite 399
Grosse Point Farms, MI 48236

IMIR Management LLC (1)	6,666,667 (1)	31.2%
6689 Orchard Lake Rd 151 west
Bloomfield, MI 48322

(All officers and directors as a group)	6,666,667	32.73%

(1) Joshua Griggs is the managing member and sole owner of IMIR Management.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the disclosure set forth above under “Note 3 – Related Party Transactions” of the notes to the financial statements that are included in this report, which disclosure is incorporated herein by reference.

Director Independence

We do not have independent directors. Mr. Griggs is the Company’s sole officer and director. Further, we have not yet established what independence standards will be used in making a determination whether a director is in fact independent.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $4,500 and $4,000  for the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, and $4,500 and $5,120 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended December 31, 2015 and 2014  respectively.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2015 and 2014.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2015 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and consolidated financial statements and recommended that they be included in its Annual Report on Form the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.

Item 15. Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Balance Sheet at December 31, 2015 and 2014

Statement of Operations for the years ended December 31, 2015 and 2014

Statement of Changes in Shareholders’ Deficit

Statement of Cash Flows

Notes to Financial Statements

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

Transatlantic Capital Inc.

Date: March 22, 2016	By:	/s/Joshua Griggs
Joshua Griggs, Chief Executive Officer

Date: March 22, 2016	By:	/s/Joshua Griggs
Joshua Griggs, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2016	By:	/s/Joshua Griggs
Joshua Griggs, CEO/Director

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)

Financial Statements

For the Years ended December 31, 2015 and 2014

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)

Financial Statements

For the Years ended December 31, 2015 and 2014

CONTENTS
Page

FINANCIAL STATEMENTS:

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Changes in Shareholders' Deficit	F-3

Statements of Cash Flows	F-4

Notes to the Financial Statements	F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Transatlantic Capital Inc.

Bingham Farms, Michigan

We have audited the accompanying balance sheets of Transatlantic Capital Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transatlantic Capital Inc. as of December 31, 2015 and 2014, and the related results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2to the financial statements, the Company has suffered losses from operation and has a working capital deficit as of December 31, 2015. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 22, 2016

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$463	$—

Total Current Assets	$463	$—

TOTAL ASSETS	$463	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$74,700	$74,813
Advances - related parties	91,588	69,155
Convertible promissory note	—	1,000

Total Current Liabilities	$166,288	$144,968

TOTAL LIABILITIES	$166,288	$144,968

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,365,622 shares at December 31, 2015 and 20,365,622 at December 31, 2014	21,366	20,366
Additional paid-in-capital	5,610,968	5,610,968
Accumulated Deficit	(5,798,159)	(5,776,302)

TOTAL SHAREHOLDERS' DEFICIT	$(165,825)	$(144,968)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$463	$—

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Operating Expenses
General and administrative expenses	$(21,857)	$(179,759)

Total Operating Expenses	$(21,857)	$(179,759)

Operating Loss	$(21,857)	$(179,759)

Interest expenses	$—	$(2,602)
Expenses for benefit conversion feature	—	(130,174)

Net loss	$(21,857)	$(312,535)

Basic and diluted net loss per common share	$(0.00)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	21,187,540	8,230,259

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Decifit	Total
Balance as of December 31, 2013	299,835	$300	$5,186,328	$(5,463,767)	$(277,139)

Common shares issued for settlement of convertible debt	20,065,787	20,066	9,802	—	$29,868
Beneficial conversion feature	—	—	21,000	—	$21,000
Liabilities forgiven by related party	—	—	393,838	—	$393,838
Loss for the year	—	—	—	(312,535)	$(312,535)

Balance as of December 31, 2014	20,365,622	$20,366	$5,610,968	$(5,776,302)	$(144,968)

Common shares issued for conversion of convertible debt	1,000,000	1,000	—	—	$1,000
Loss for the year	—	—	—	(21,857)	$(21,857)

Balance as of December 31, 2015	21,365,622	$21,366	$5,610,968	$(5,798,159)	$(165,825)

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(21,857)	$(312,535)

Adjustments to reconcile net loss to net cash used by operating activities:
Expenses for benefit conversion feature	$—	$130,174

Changes in operating assets and liabilities:
Accounts receivable	—	793
Accounts payable and Accounts payable - related parties	(113)	112,413
Net cash used in operating activities	$(21,970)	$(69,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	$22,433	$69,155
Net Cash Provided by Financing Activities	$22,433	$69,155

Net increase (decrease) in cash and cash equivalents	$463	$—
Cash and cash equivalents at beginning of the year	$—	$—
Cash and cash equivalents at year end	$463	$—

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Debt discount originated from beneficial conversion feature	$—	$21,000
Common shares issued for conversion of convertible debt	$1,000	$29,868
Liabilities forgiven by related party	$—	$393,838

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($21,857 in the year ended December 31, 2015) and has a negative working capital ($165,825 as of December 31, 2015). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

Cash and Cash Equivalents

Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents.

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

Recent Accounting Pronouncements

The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. The pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the following three liabilities were assigned to a related party, and then forgiven by the related party, Top Alpha consulting agreement, Porat employment agreement, and Top Alpha convertible promissory note. There were no changes in terms.

For the year ended December 31, 2013, the Company had incurred and accrued an expense of $141,015 related to consulting services provided by Top Alpha, majority shareholder (presented as Accounts Payable – related parties on the accompanying balance sheets). During 2014, additional expenses were incurred and accrued in the amount of $6,449, leaving an accrued balance prior to the assignment and forgiveness on May 22, 2014 of $147,464, which was written off and charged to Additional Paid-in-Capital as a liability forgiven by a related party.

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

During the year ended December 31, 2014, the Company had received $600 in advances from IMIR Management LLC, a stockholder, as a loan with no interest and due on demand for various operational expenses. During the year ended, December 31, 2015, an additional $5,240 was loaned to the Company. Advances due to the stockholder as of the year ended December 31, 2015 were $5,840, due on demand with no interest.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the year ended December 31, 2014, the Company had received $68,555 in advances from NFA Securities L3C. During the twelve months ended December 31, 2015, NFA Securities L3C loaned the Company $17,193 under the funding agreement resulting in a balance due of $85,748. The advances had no interest and were due on demand.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On May 22, 2014, the Company had convertible debt outstanding in the amount of $109,174, which was assigned by Top Alpha to a related party. Out of the $109,174, $9,868 was converted into 65,787 shares of common stock. $21,000 was assigned by the related party to other parties, and the $78,306 was forgiven and charged to Additional Paid-in-Capital as a liability forgiven by a related party. Refer to Note 3 – Related Party Transactions for details related to related party liabilities forgiven.

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

These promissory notes totaling $21,000 were to be converted into 21,000,000 of newly issued restricted shares of common stock. These shares were to be issued as follows, 13,333,333 shares of common stock to NFA Securities L3C and 6,666,667 shares of common stock to IMIR Management LLC, and 1,000,000 shares of common stock to Friction & Heat, LLC, a third party. As of December 31, 2014 $20,000 of the debt was converted into 20,000,000 shares. The Friction & Heat convertible promissory note in the amount of $1,000 remained outstanding, but was converted on March 6, 2015 to 1,000,000 shares of common stock.

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

On March 6, 2015, 1,000,000 shares of common stock were issued for the conversion of $1,000 convertible debt; see Note 4 – Convertible Promissory Note.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 6 – LEASES

Operating Leases

On August 3, 2015, the Company entered into a month to month sublease agreement securing office space in an executive suite for a monthly rental amount of $100.00 due on the first day of each month. During the twelve months ended December 31, 2015, the Company incurred cost of $500 under this operating lease.

NOTE 7 – INCOME TAXES

Tax rates

Transatlantic is subject to a 15%-35% corporate tax rate in the United States.

For financial reporting purposes, income (loss) before income taxes includes the following:

	Year ended December 31,
	2015	2014

United States	$(21,857)	$(312,535)

For the years ended December 31, 2015 and 2014, the Company did not recognize expenses for the benefit conversion feature of $0 and $130,174 respectively, for tax purposes.

Deferred Tax

	Year ended December 31,
	2015	2014
Deferred tax assets:
Net Operating loss carry forwards	$1,139,445	$1,132,014
Valuation allowance	(1,139,445)	(1,132,014)
Net deferred tax assets	$—	$—

The deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $7,431 and a decrease of $62,003 respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are reducible. Management considers projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of December 31, 2015, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3.3 million, after consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal Revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

Reconciliation of Income Tax Benefit (Expense)

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31,
	2015	2014

Loss before income taxes as per the income statement	$(21,857)	$(312,535)

Tax calculated according to the statutory tax rate of 34%	(7,431)	(106,262)

Increase (decrease) in income tax resulting from:
Non tax benefit losses	7,431	106,262
Total income tax benefit	$—	$—

The income tax payable as of December 31, 2015 and 2014 was $0.

Accounting for Uncertainty in Income Taxes

As of January 1, 2015 and for the 12 months ended December 31, 2015, the Company did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.