Form 10-Q
period 2016-03-31
TRANSATLANTIC CAPITAL INC.
filed 2016-05-13
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,365,622 as of May 12, 2016 .

TABLE OF CONTENTS
Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits

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

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The consolidated financial statements and the notes thereto for the three month period ended March 31, 2016 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Transatlantic Capital Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)

Interim Financial Statements

As of March 31, 2016

CONTENTS
Page

FINANCIAL STATEMENTS:

Balance Sheets (Unaudited)	4
March 31, 2016 and December 31, 2015

Statements of Operations (Unaudited)	5
Three months ended March 31, 2016 and 2015

Statements of Cash Flows (Unaudited)	6
Three months ended March 31, 2016 and 2015

Notes to the Unaudited Financial Statements	7

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
BALANCE SHEETS

	March 31, 2016	Dec. 31, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6	$463

Total Current Assets	$6	$463

TOTAL ASSETS	$6	$463

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$94,546	$74,700
Advances - related parties	116,862	91,588

Total Current Liabilities	$211,408	$166,288

TOTAL LIABILITIES	$211,408	$166,288

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,365,622 shares at March 31, 2016 and 21,365,622 at December 31, 2015	21,366	21,366
Additional paid-in-capital	5,610,968	5,610,968
Accumulated Deficit	(5,843,736)	(5,798,159)

TOTAL SHAREHOLDERS' DEFICIT	$(211,402)	$(165,825)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6	$463

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months
	Ended March 31,
	2016	2015
Operating Expenses
General and administrative expenses	$(45,577)	$(3,484)

Total Operating Expenses	$(45,577)	$(3,484)

Operating Loss	$(45,577)	$(3,484)

Net Income (Loss)	$(45,577)	$(3,484)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per share	21,365,622	20,643,400

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
(formerly ACRO INC.)
STATEMENTS OF CASH FLOWS

	For the three Months
	Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(45,577)	$(3,484)

Changes in operating assets and liabilities:
Accounts payable	$19,846	$381
Net cash used in operating activities	$(25,731)	$(3,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	$25,274	$3,103
Net Cash Provided by Financing Activities	$25,274	$3,103

Net increase (decrease) in cash and cash equivalents	$(457)	$—
Cash and cash equivalents at beginning of the year	$463	$—
Cash and cash equivalents at year end	$6	$—

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Debt converted into stocks	$—	$1,000

 The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Unaudited Interim Financial Statements

As of March 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Transatlantic Capital, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the period ended December 31, 2015 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($45,577 in the three months ended March 31, 2016) and has a negative working capital ($211,402 in the three months ended March 31, 2016). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the Company received advances from a stockholder, IMIR Management LLC, as a loan with no interest and due on demand. During the three months ended March 31, 2016, $9,274 was loaned to the Company. Advances due to the stockholder as of the three months ended March 31, 2016 were $15,114.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the three months ended March 31, 2016, NFA Securities L3C loaned the Company $16,000 under the funding agreement resulting in a balance due of $101,748. The advances had no interest and were due on demand.

The total related parties balance as of March 31, 2016 and December 31, 2015 are $116,862 and $91,588, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business Objective:

We are currently a shell entity. We have no business operations or assets.

We have relied on loans from our officers and shareholders to finance our operations. We have no commitment for additional funding. As a result, we will require a significant cash infusion to commence operations and implement our business plan. Management’s goal is to take advantage of opportunities in the real estate field. Our goal is to identify unique opportunities in residential and commercial properties in the retail, office and industrial sectors throughout the United States and Canada. We intend to accomplish these goals by identifying properties or assets which can be acquired with favorable loan to value ratios, with credit worthy tenants under long term lease agreements.

OUR PLAN OF OPERATIONS

We will need a significant infusion of capital, whether in the form of debt or equity financing to implement our business plan. We have no commitment for additional funding. Without this capital infusion, it is highly unlikely that we will be able to implement our business plan.

RESULTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015

We did not generate any revenues during these periods. General and administrative expenses for the three months ended March 31, 2016 were $45,577 as compared to $3,484 in 2015, representing an increase of $42,093. This significant increase is primarily attributable to legal and accounting fees incurred in connection with the updating of the Company’s filings with the SEC. The Company’s operating loss for the three months ended March 31, 2016 and 2015 was $(45,577) as compared to $(3,484). During the three months ended March 31, 2016, we incurred a Net Loss of $(45,577) as compared to a Net Loss of $(3,484) in 2015. The significant increase in our Net Loss for the three months ended March 31, 2016 as compared to 2015 is attributable to legal and accounting expenses.

The basic and diluted Net Loss per share of common stock for the three months ended March 31, 2016 and 2015 was $(0.00) and $(0.00).

Until such time as we can implement our business plan we anticipate ongoing losses.

Except for Mr. Griggs, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016 and December 31, 2015.

We had nominal assets at both March 31, 2016 and December 31, 2015. Total liabilities at March 31, 2016 were $211,408 consisting of accounts payable totaling $94,546 and advances from related parties totaling $116,862. At December 31, 2015 liabilities totaled $166,288 consisting primarily of $74,700 in accounts payable and $91,588 as advances from related parties.

Advances from related parties are due on demand with no interest due on the outstanding balance.

At March 31, 2016 we had an accumulated deficit of $(5,843,736) as compared to $(5,798,159) at December 31, 2015.

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

Item 1A. Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2015.

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
Joshua Griggs President, Chief Executive Officer and Chief Financial Officer May 12, 2016