Form 10-Q
period 2016-06-30
TRANSATLANTIC CAPITAL INC.
filed 2016-08-19
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

(404)537-2900
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,365,622 as of August 15, 2016 .

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

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The financial statements and the notes thereto for the six month period ended June 30, 2016 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Transatlantic Capital Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC.)

Condensed Interim Financial Statements

As of June 30, 2016

CONTENTS

Page
Condensed Balance Sheets	4
June 30, 2016 and December 31, 2015
Condensed Statements of Operations	5
Three months and Six months ended June 30, 2016 and 2015
Condensed Statements of Cash Flows	6
Six months ended June 30, 2016 and 2015
Notes to the Financial Statements	7

TRANSATLANTIC CAPITAL INC
(formerly ACRO INC.)
CONDENSED BALANCE SHEETS (Unaudited)

	Jun. 30, 2016	Dec. 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5	$463

Total Current Assets	$5	$463

TOTAL ASSETS	$5	$463

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$93,596	$74,700
Advances - related parties	132,962	91,588

Total Current Liabilities	$226,558	$166,288

TOTAL LIABILITIES	$226,558	$166,288

STOCKHOLDERS' DEFICIT

Preferred Stock: 50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—

Common Stock: 700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,365,622 shares at June 30, 2016 and 21,365,622 at December 31, 2015	21,366	21,366
Additional paid-in-capital	5,610,968	5,610,968
Deficit accumulated	(5,858,887)	(5,798,159)

TOTAL STOCKHOLDERS' DEFICIT	$(226,553)	$(165,825)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5	$463

The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC
(formerly ACRO INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun. 30, 2016	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015

Operating Expenses
General and administrative expenses	(15,151)	(5,971)	(60,728)	(9,455)

Total Operating Expenses	(15,151)	(5,971)	(60,728)	(9,455)

Operating Loss	(15,151)	(5,971)	(60,728)	(9,455)

Net Income (Loss)	(15,151)	(5,971)	(60,728)	(9,455)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares used in computing basic and diluted net loss per share	21,365,622	21,365,622	21,365,622	21,006,506

The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC
(formerly ACRO INC.)
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(60,728)	(9,455)

Changes in operating assets and liabilities:

Accounts payable and Accounts payable - related parties	18,896	(613)
Net cash used in operating activities	(41,832)	(10,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	41,374	10,068
Net Cash Provided by Financing Activities	41,374	10,068

Net increase (decrease) in cash and cash equivalents	(458)	—
Cash and cash equivalents at beginning of the year	463	—
Cash and cash equivalents at year end	5	—

Supplemental disclosure of cash flow information
Interest paid	—	—
Income taxes paid	—	—

Supplemental disclosure of non cash financing activity
Debt converted into stocks	—	1,000

The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.

(formerly ACRO INC)

Notes to the Condensed Interim Financial Statements

As of June 30, 2016

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

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($60,728 in the six months ended June 30, 2016) and has a negative working capital ($226,553 in the six months ended June 30, 2016). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the Company received advances from a stockholder, IMIR Management LLC, as a loan with no interest and due on demand. During six months ended June 30, 2016, $25,374 was loaned to the Company. As of June 30, 2016, advances from IMIR total $31,214.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During six months ended June 30, 2016, $16,000 was loaned to the Company. As of June 30, 2016, advances from NFA total $101,748.The advances had no interest and were due on demand.

The total related parties balance as of June 30, 2016 and December 31, 2015 are $132,962 and $91,588, respectively.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2016 and 2015

We did not generate any revenues during these periods. General and administrative expenses for the three and six months ended June 30, 2016 were $15,151 and $60,728 as compared to $5,971 and $9,455 for the three and six months ended June 30, 2015. The significant increase in general and administrative expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily attributable to legal and accounting fees incurred in connection with updating of the Company’s filings with the SEC. The Company’s operating loss and Net Loss for the three and six months ended June 30, 2016 and 2015 was $(15,151) and $(60,728) as compared to an operating loss of $(5,971) and $(9,455) for the three and six months ended June 30, 2015. The significant increase in our Net Loss for the three and six months ended June 30, 2016 as compared to the comparable periods in 2015 is attributable to legal and accounting expenses.

The basic and diluted Net Loss per share of common stock for the three and six months ended June 30, 2016 and 2015 was $(0.00) and $(0.00).

Until such time as we can implement our business plan we anticipate ongoing losses.

Except for Mr. Griggs, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016 and December 31, 2015.

We had nominal assets at both June 30, 2016 and December 31, 2015. Total liabilities at June 30, 2016 were $226,558 consisting of accounts payable totaling $93,596 and advances from related parties totaling $132,962. At December 31, 2015 liabilities totaled $166,288 consisting of $74,700 in accounts payable and $91,588 as advances from related parties.

Advances from related parties are due on demand with no interest due on the outstanding balance. Unless our officers continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations.

At June 30, 2016 we had an accumulated deficit of $(5,858,887) as compared to $(5,798,159) at December 31, 2015.

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
Joshua Griggs President, Chief Executive Officer and Chief Financial Officer August 18, 2016