Form 10-Q
period 2016-09-30
TRANSATLANTIC CAPITAL INC.
filed 2016-12-23
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

(404)537-2900
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 21,605,622 as of December 21, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

The unaudited interim financial statements and the notes thereto for the nine months period ended September 30, 2016 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Transatlantic Capital Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

TRANSATLANTIC CAPITAL INC.
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$35	$463

Total Current Assets	35	463

TOTAL ASSETS	$35	$463

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$106,983	$74,700
Advances - related parties	138,162	91,588

Total Current Liabilities	245,145	166,288

TOTAL LIABILITIES	$245,145	$166,288

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,605,622 shares at September 30, 2016 and 21,365,622 at December 31, 2015, respectively	21,606	21,366
Additional paid-in-capital	5,626,808	5,610,968
Accumulated Deficit	(5,893,524)	(5,798,159)

TOTAL SHAREHOLDERS' DEFICIT	(245,110)	(165,825)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$35	$463

The accompanying notes are an integral part of the unaudited interim financial statements.

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Operating Expenses
General and administrative expenses	$(34,637)	$(1,527)	$(95,365)	$(10,982)

Total Operating Expenses	(34,637)	(1,527)	(95,365)	(10,982)

Operating Loss	(34,637)	(1,527)	(95,365)	(10,982)

Net Loss	$(34,637)	$(1,527)	$(95,365)	$(10,982)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per common share	21,441,274	21,365,622	21,391,023	21,127,527

The accompanying notes are an integral part of the unaudited interim financial statements.

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(95,365)	$(10,982)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	16,080	—

Changes in operating assets and liabilities:
Deposits	—	(9,000)
Accounts payable and Accounts payable-related parties	32,283	(413)
Net cash used in operating activities	(47,002)	(20,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	46,574	20,403
Net Cash Provided by Financing Activities	46,574	20,403

Net increase (decrease) in cash and cash equivalents	(428)	8
Cash and cash equivalents at beginning of the year	463	—
Cash and cash equivalents at end of period	$35	$8

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Debt converted into common stock	$—	$1,000

The accompanying notes are an integral part of the unaudited interim financial statements.

TRANSATLANTIC CAPITAL INC.

Notes to the Interim Financial Statements

As of September 30, 2016

(Unaudited)

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

Stock-Based Compensation

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. We account for non-employee share-based awards in accordance with FASB ASC 505-50.

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations ($95,365 in the nine months ended September 30, 2016) and has a negative working capital ($245,110 in the nine months ended September 30, 2016). This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These unaudited interim financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the Company receives advances from a significant stockholder, IMIR Management LLC, as a loan which are unsecured, non-interest bearing and due on demand. During the nine months ended September 30, 2016, $25,574 was loaned to the Company. As of September 30, 2016, advances from IMIR total $31,414.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a significant stockholder, to fund ongoing company operations with a loan of up to $150,000. During nine months ended September 30, 2016, $21,000 was loaned to the Company. As of the nine months ended September 30, 2016, advances from NFA total $106,748. These advances are unsecure, non-interest bearing and are due on demand.

The total related parties balance as of September 30, 2016 and December 31, 2015 are $138,162 and $91,588, respectively.

NOTE 4 – EQUITY

On November 1, 2016 the Company issued 240,000 shares of common stock, with a par value of $0.001 per share and a market value of $0.23 per share, according to a consulting agreement with Capital Markets which included stock-based compensation. Capital Markets was engaged on May 16, 2016 to assist with the Company’s capital raise. Upon execution of the consulting agreement, 60,000 shares were vested. The remaining 180,000 shares have a vesting schedule that extends through May 15, 2017. As of September 30, 2016, 120,000 shares were vested, and the fair value of the vested common stock was $16,080.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business Objective:

We are currently a shell entity. We have no business operations or assets.

We have relied on loans from our officers and shareholders to finance our operations. We have no commitment for additional funding. As a result, we will require a significant cash infusion to commence operations and implement our business plan. Management’s goal is to take advantage of opportunities in the real estate field. Our goal is to identify unique opportunities in commercial properties in the retail, office and industrial sectors throughout the United States and Canada. We intend to accomplish these goals by identifying properties or assets which can be acquired with favorable loan to value ratios, with credit worthy tenants under long term lease agreements. However, if we cannot identify quality real estate, we reserve the right to explore other business opportunities both domestic and international. We will not limit our investigation to any specific industry.

OUR PLAN OF OPERATIONS

We will need a significant infusion of capital, whether in the form of debt or equity financing to implement our acquisition strategy. We have no commitment for additional funding. Without this capital infusion, it is highly unlikely that we will be able to acquire either real estate or a business.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2016 and 2015

We did not generate any revenues during these periods. General and administrative expenses for the three and nine months ended September 30, 2016 totaled $34,637 and $95,365 respectively, as compared to $1,527 and $10,982 for the three and nine months ended September 30, 2015 respectively. Our net loss for the three and nine months ended September 30, 2016 totaled $(34,637) and $(95,365) respectively as compared to the three and nine months ended September 30, 2015 of $(1,527) and $(10,982), respectively. The Company experienced an increase in expenses during 2016 due to professional fees incurred related to SEC compliance and consultants engaged to assist with a capital raise.

Net loss per share for the three and nine months ended September 30, 2016 and 2015 was $(0.00) and $(0.00), respectively.

Until such time as we can implement our business plan and generate sufficient revenues to cover our operating expenses, we anticipate ongoing losses.

Except for Mr. Griggs, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016 and December 31, 2015.

We had nominal assets at both September 30, 2016 and at December 31, 2015. Total liabilities at September 30, 2016 were $245,145 consisting of advances from related parties totaling $138,162 and accounts payable totaling $106,983. At December 31, 2015 liabilities totaled $166,288 consisting of $91,588 in advances from related parties and $74,700 in accounts payable.

Advances from related parties are unsecured, non-interest bearing and due on demand. Unless our officers continue to advance funds to the Company, of which there can be no assurance, or the Company receives an infusion of capital, it is unlikely that the Company will continue operations.

At September 30, 2016 we had an accumulated deficit of $(5,893,524) as compared to $(5,798,159) at December 31, 2015

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

-

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Company's chief executive officer and its principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

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
December 22, 2016