Form 10-K
period 2016-12-31
TRANSATLANTIC CAPITAL INC.
filed 2017-06-12
CIK 1228386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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

At June 1, 2017, the aggregate market value of shares of common stock held by non-affiliates of the registrant computed by reference to the average bid and asked price was approximately $24,225 (based upon a closing bid price of $0.04 per share and 605,622 shares held by non-affiliates on June 1, 2017) ..

At June 1, 2017 there were 21,605,622 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

`

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

At December 31, 2016 we had no business operations.

Reverse Split

In January 2012, we effectuated a one for ten (1:10) reverse stock split of our common stock.

In May 2014, we reverse split our common stock on a 1:150 basis.

Business Objective:

We are currently a shell entity. We have no business operations and nominal cash available to conduct operations

We have relied on loans from our officers, directors and shareholders to finance our operations. We have no commitment for additional funding. As a result, we will require a significant cash infusion to commence operations and implement our business plan. With a new and experienced management team, our goal is to take advantage of opportunities in the real estate field. As more specifically described below, we intend to identify unique opportunities in commercial properties in the retail, office and industrial sectors throughout the United States and Canada. We may also invest in real estate in either Europe or Africa should the opportunity arise. Further, we are exploring real estate opportunities in cannabis.

The implementation of our business plan will require a significant cash infusion of which there can be no assurance.

Investment Objectives and Policies

Our investment strategy is to invest in, purchase, develop and sell within a diversified portfolio of commercial properties in the retail, office and industrial sectors. To the extent that the cannabis industry offers opportunities, we may pursue opportunities in this business endeavor as well.

Our primary investment objectives are:

•	to acquire quality commercial real estate properties which provide current operating cash flow; and

•	to provide a stable source of operating income; and benefit from any capital appreciation of our investments

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

Other Possible Commercial Real Estate Investments

Although we expect to invest primarily in necessity retail, office and industrial properties, we may also turn our attention to other real estate opportunities which may focus on investment in various aspects of the cannabis industry.

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

As of December 31, 2016 the Company had an accumulated deficit of $5,841,951. The Company’s ability to continue as a going concern is dependent upon its ability to secure additional financing, purchase real estate and generate sufficient cash flows to meet its obligations on a timely basis.

We are a shell company with limited cash and no operations.

As of December 31, 2016 we have nominal cash and no operations. We are a “shell” company. Management’s new focus is real estate investments. However, in order to implement this business strategy, we will require a significant capital infusion. To date, we have no commitments for funding nor can there be any assurance that we will secure sufficient financing to implement our business plan.

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

NFA Securities and IMIR Management LLC control approximately 92% of our issued and outstanding shares of common stock. This concentration of voting control gives management substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

The market valuation of developmental stage companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
•	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
•	changes in market valuations of similar companies
•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments
•	variations in our operating results, if any; and
•	additions or departures of key personnel.

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

Item 1(b)  Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our corporate office is located at 30100 Telegraph Road, Suite 366 Bingham Farms, Michigan 48025, This space is located in an executive suite at a cost of $100.00 per month. During the year ended December 31, 2016, we incurred a lease expense of $1,200. We believe that this space is sufficient for our limited operations.

Item 3.  Legal Proceedings

None.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Pink Sheets under the symbol “TACI”. Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended December 31, 205 and 2016 as set forth below do not reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

2015  High  Low

Quarter ended March 31,  $1.40  $0.60

Quarter ended June 30  $0.80  $0.01

Quarter ended September 30  $0.07  $0.01

Quarter ended December 31  $0.23  $0.01

2016

Quarter ended March 31,  $0.20  $0.021

Quarter ended June 30  $0.13  $0.003

Quarter ended September 30  $0.70  $0.10

Quarter ended December 31  $0.51    $0.15

Closing price of our common stock on June 2, 2017 was $0.05

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

Holders of Our Common Stock

As of December 31, 2016, we had 21,605,622 shares of our common stock issued and outstanding. We have approximately 30 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended 2016 the Company issued 240,000 shares of its common stock for consulting services.

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

Results of Operations for the years ended December 31, 2016 and 2015:

We are a shell corporation. We did not generate revenue in either the 2016 or 2015 fiscal year. Our operating expenses for the year ended December 31, 2016 totaled $43,792 as compared to $21,857 for the year ended December 31, 2015. Our Net loss for 2016 totaled $(43,792) as compared to $(21,857) in 2015.

Net loss per share in both 2016 and 2015 totaled $(0.00).

Liquidity and Capital:

We had nominal assets at both December 31, 2016 and 2015.

At December 31, 2016 totals liabilities were $182,922 consisting of accounts payable of $42,060 and advances from related parties totaling $140,862 At December 31, 2016, we had a working capital deficit of $182,917 and an accumulated deficit of $5,841,951.

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

Current and Future Financing Needs

We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock, issuance of debt and advances from related parties. The opinion of our independent registered public accounting firm for the fiscal year ended December 31, 2016, states that there is substantial doubt as to our ability to continue as a going concern.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 are attached hereto.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial     Disclosure

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016.  Based on this evaluation, our management concluded that, as of December 31, 2016, we did not maintain effective internal control over financial reporting.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness which existed as of December 31, 2016 is:

(1)   Segregation of Duties:  the Company did not effectively segregate certain accounting duties and did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

As of December 31, 2016, our sole officer and director is Joshua Griggs.

Name	Age	Position(s) and Offices

Joshua Griggs	41	President, Chairman, CFO and Secretary.

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

At December 31, 2016 we had one director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

None.

Code of Ethics

We have not adopted a code of ethics. With the appointment of new officers and directors, the Company will undertake to adopt and approve a code of ethics.

Audit Committee

None.

Nomination Committee

None.

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

The following table provides summary information for the years ended December 31, 2016 and 2015 concerning cash and non-cash compensation paid or accrued to or on behalf of certain executive officers (“named executive officers”).

Name Principal	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards	Non Equity Incentive Plan ($)	Non Qualified Deferred Comp ($)	All other	Total ($)

Joshua Griggs	2016	—	—	—	—	—	—	—	$-0-
President/Director	2015	—	—	—	—	—	—	—	$-0-

Kandance Weems Norris	2016	—	—	—	—	—	—	—	$-0-
Former Director	2015	—	—	—	—	—	—	—	$-0-

Adrienne Lucas	2016	—	—	—	—	—	—	—	$-0-
Former COO/Sec/Director	2015	—	—	—	—	—	—	—	$-0-

Assat Porat	2016		—	—	—	—	—	—	$-0-
Former CEO/CFO	2015	—	—	—	—	—	—	—	$-0-

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and      Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our equity securities owned as of December 31, 2016 by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of December 31, 2016, there were 21,605,622shares of our common stock outstanding.

Name and address of	Amount of
Beneficial Ownership	Beneficial Owner	Percent of Class

NFA Securities 3LC.	13,333,333	61.7%
18530 Mack Avenue
Suite 399
Grosse Point Farms, MI 48236

IMIR Management LLC (1)	6,666,667 (1)	30.8%
6689 Orchard Lake Rd 151 west
Bloomfield, MI 48322

(All officers and directors as a group)	6,666,667	30.8%

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $4,500 and $4,500  for the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2015, and $4,500 and $4,500 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended December 31, 2016 and 2015  respectively.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2016 and 2015.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2016 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and consolidated financial statements and recommended that they be included in its Annual Report on Form the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited 10-K for the year ended December 31, 2016, for filing with the Securities and Exchange Commission.

Item 15.  Exhibits, Financial Statement Schedule.

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Balance Sheet at December 31, 2016 and 2015

Statement of Operations for the years ended December 31, 2016 and 2015

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

Transatlantic Capital Inc.

Date: June 12 , 2017	By:	/s/Joshua Griggs
Joshua Griggs, Chief Executive Officer

Date: June 12 , 2017	By:	/s/Joshua Griggs
Joshua Griggs, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be been signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12 , 2017	By:	/s/Joshua Griggs
Joshua Griggs, CEO/Director

TRANSATLANTIC CAPITAL INC.

Financial Statements

For the Years Ended December 31, 2016 and 2015

TRANSATLANTIC CAPITAL INC.

Financial Statements

For the Years Ended December 31, 2016 and 2015

CONTENTS
Page

FINANCIAL STATEMENTS:

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Changes in Shareholders' Deficit	F-3

Statements of Cash Flows	F-4

Notes to the Financial Statements	F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Transatlantic Capital Inc.

Bingham Farms, Michigan

We have audited the accompanying balance sheets of Transatlantic Capital Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transatlantic Capital Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 12 , 2017

TRANSATLANTIC CAPITAL INC.
BALANCE SHEETS

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$5	$463

Total Current Assets	$5	$463

TOTAL ASSETS	$5	$463

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$42,060	$74,700
Advances - related parties	140,862	91,588

Total Current Liabilities	$182,922	$166,288

TOTAL LIABILITIES	$182,922	$166,288

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,605,622 shares at December 31, 2016 and 21,365,622 at December 31, 2015	21,606	21,366
Additional paid-in-capital	5,637,428	5,610,968
Accumulated Deficit	(5,841,951)	(5,798,159)

TOTAL SHAREHOLDERS' DEFICIT	$(182,917)	$(165,825)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5	$463

The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
Operating Expenses
General and administrative expenses	$(43,792)	$(21,857)

Total Operating Expenses	$(43,792)	$(21,857)

Operating Loss	$(43,792)	$(21,857)

Net loss	$(43,792)	$(21,857)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per share	21,444,966	21,187,540

 The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2016 and 2015

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Decifit	Total
Balance as of December 31, 2014	20,365,622	$20,366	$5,610,968	$(5,776,302)	$(144,968)

Common shares issued for conversion of convertible debt	1,000,000	1,000	—	—	$1,000
Net loss	—	—	—	(21,857)	$(21,857)

Balance as of December 31, 2015	21,365,622	$21,366	$5,610,968	$(5,798,159)	$(165,825)

Common shares issued for compensation	240,000	240	26,460	—	$26,700
Net loss	—	—	—	(43,792)	$(43,792)

Balance as of December 31, 2016	21,605,622	$21,606	$5,637,428	$(5,841,951)	$(182,917)

 The accompanying notes are an integral part of these financial statements.

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(43,792)	$(21,857)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	26,700	—
Gain on settlement of accounts payable	(73,200)	—

Changes in operating assets and liabilities:
Accounts receivable	—	—
Accounts payable	40,560	(113)
Net cash used in operating activities	(49,732)	(21,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	49,274	22,433
Net Cash Provided by Financing Activities	49,274	22,433

Net increase (decrease) in cash and cash equivalents	(458)	463
Cash and cash equivalents at beginning of the year	463	—
Cash and cash equivalents at year end	$5	$463

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Common shares issued for conversion of convertible debt	$—	$1,000

TRANSATLANTIC CAPITAL INC.

Notes to the Financial Statements

For the Years End December 31, 2016 and 2015

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

Cash and Cash Equivalents

Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. There are no cash equivalents at December 31, 2016 or December 31, 2015.

Fair value

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

- Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses

Share based compensation employee and non-employee

We account for stock based compensation in accordance with FASB ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straightline basis over the requisite service period. We account for non-employee share-based awards in accordance with FASB ASC 505-50.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the Company received advances from a stockholder, IMIR Management LLC, as a loan with no interest and due on demand. During the year ended, December 31, 2015, $5,240 was loaned to the Company. Advances due to the stockholder as of the year ended December 31, 2015 were $5,840, due on demand with no interest. During the year ended December 31, 2016, $25,574 was loaned to the Company. As of December 31, 2016, advances from IMIR total $31,414.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the twelve months ended December 31, 2015, NFA Securities L3C loaned the Company $17,193 under the funding agreement resulting in a balance due of $85,748. The advances had no interest and were due on demand. During the year ended December 31, 2016, $23,700 was loaned to the Company. As of the year ended December 31, 2016, advances from NFA total $109,448. These advances had no interest and were due on demand.

The total related parties balance as of December 31, 2016 and December 31, 2015 are $140,862 and $91,588, respectively.

NOTE 4 – SHAREHOLDERS’ DEFICIT

On March 6, 2015, 1,000,000 shares of common stock were issued for the conversion of $1,000 convertible debt. As of December 31, 2016 and December 31, 2015, there are no convertible notes outstanding.

On November 1, 2016, the Company issued 240,000 shares of common stock, with a par value of $0.001 per share and a market value of $0.23 per share, according to a consulting agreement with Capital Markets which included stock-based compensation. Capital Markets was engaged on May 16, 2016 to assist with the Company’s capital raise. Upon execution of the consulting agreement, 60,000 shares were vested. The remaining 180,000 shares have a vesting schedule that extends through May 15, 2017. As of December 31, 2016, a total of 165,000 shares were vested, and the fair value of the vested stock was $26,700.

NOTE 5 – LEASES

Operating Leases

On August 3, 2015, the Company entered into a month to month sublease agreement securing office space in an executive suite for a monthly rental amount of $100 due on the first day of each month. Under this operating lease for the years ended December 31, 2016 and December 31, 2015 the Company incurred cost of $1,200 and $500, respectively.

NOTE 6 – SETTLEMENT OF ACCOUNTS PAYABLE

On October 6, 2014, the Company engaged Consultants for Resources Evaluation Limited for a professional fee of $85,000. Payment for services rendered in the amount of $11,800 was processed leaving a balance payable of $73,200 to be paid upon completion of the assignment. By mutual agreement, the engagement was cancelled and the accounts payable balance was written off and reported as gain on the settlement of accounts payable as of December 31, 2016.

NOTE 7 – INCOME TAXES

Tax rates

Transatlantic is subject to a 15%-35% corporate tax rate in the United States.

For financial reporting purposes, loss before income taxes includes the following:

	For the Years Ended December 31,
	2016	2015

Net Loss	$(43,792)	$(21,857)

Deferred Tax
	For the Years Ended December 31,
	2016	2015
Deferred tax assets:
Net Operating loss carry forward	$1,145,257	$1,139,445
Valuation allowance	(1,145,257)	(1,139,445)
Net deferred tax assets	$—	$—

The deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was an increase of $5,812 and $7,431 respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are reducible. Management considers projected taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

As of December 31, 2016, the Company has net operating loss carry forwards for federal income tax purposes of approximately $3.3 million, after consideration of approximately $201,400 of net operating loss carry forwards that are expected to expire unused due to an ownership change as defined under the Internal Revenue Code section 382 that occurred in early 2006. These federal net operating loss carry forwards will expire if not utilized on various dates through 2027. Tax years since 2013 are open for review.

Reconciliation of Income Tax Benefit (Expense)

A reconciliation of the theoretical income tax computed on the loss before income taxes at the statutory tax rate and the actual income tax provision is presented as follows:

	Year ended December 31,
	2016	2015
Loss before income taxes as per the income statement

Tax calculated according to the statutory tax rate of 34%	(5,812)	(7,431)

Increase (decrease) in income tax resulting from:
Non-tax benefit losses	5,812	7,431
Total income tax benefit	$—	$—

The income tax payable as of December 31, 2016 and 2015 was $0.

Accounting for Uncertainty in Income Taxes

As of January 1, 2016 and for the 12 months ended December 31, 2016, the Company did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

NOTE 8 – SUBSEQUENT EVENTS

Related Party Transactions

Subsequent to December 31, 2016, the Company received advances from a stockholder, IMIR Management LLC, of $9,114 as a loan with no interest and due on demand. Of which, $1,814 of expenses was directly paid on behalf of the Company.

Subsequent to December 31, 2016, NFA Securities L3C loaned the Company $6,000 under the funding agreement resulting in a balance due of $115,448. The advances had no interest and were due on demand.

Contractual Agreements

On May 24, 2017 the Company entered into a six month consulting agreement with First Look Equities, LLC, capital campaign management consultants. Compensation for services under this agreement consist of six monthly payments of $5,000 and stock financing of 70,000 shares of stock issued at $0.50 per share, equaling $35,000 in value. The stock issuance is to occur within 20 days of the signing of the contract.