Form 10-Q
period 2017-03-31
TRANSATLANTIC CAPITAL INC.
filed 2017-06-23
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,605,622 as of June 20, 2017.

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

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

The unaudited interim financial statements and the notes thereto for the three month period ended March 31, 2017 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Transatlantic Capital Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business Objective:

We are currently a shell entity. We have no business operations or assets.

We have relied on loans from our officers and shareholders to finance our operations. We have no commitment for additional funding. As a result, we will require a significant cash infusion to commence operations and implement our business plan. Management’s goal is to take advantage of opportunities in the real estate field which may also include cannabis.

OUR PLAN OF OPERATIONS

We will need a significant infusion of capital, whether in the form of debt or equity financing to implement our business plan. We have no commitment for additional funding. Without this capital infusion, it is highly unlikely that we will be able to implement our business plan.

RESULTS OF OPERATIONS

For the three months ended March 31, 2017 and 2016

We did not generate any revenues during these periods. General and administrative expenses for the three months ended March 31, 2017 were $12,423 as compared to $45,577 in 2016. This decline is primarily attributable to management’s desire to minimize operating expenses until such time as working capital is secured. The Company’s operating loss for the three months ended March 31, 2017 and 2016 was $(12,423) and $(45,577).

Net Loss per share for the three months ended March 31, 2017 and 2016 was $(0.00.).

Until such time as we can implement our business plan we anticipate ongoing losses.

Except for Mr. Griggs, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017 and December 31, 2016.

We had nominal assets in both periods. Total liabilities at March 31, 2017 totaled $192,207 consisting of accounts payable totaling $45,827 and advances from related parties totaling $146,380. At December 31, 2016 liabilities totaled $182,922 consisting of $42,060 in accounts payable and $140,862 in advances from related parties.

At March 31, 2017 we had an accumulated deficit of $(5,854,374) as compared to $(5,841,951) at December 31, 2016

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

As of the end of the period March 31, 2017, the Company's chief executive officer and its principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no changes to our risk factors as reported in our annual report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any shares of our common stock during the quarter ended March 31, 2017.

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
Joshua Griggs President, Chief Executive Officer and Chief Financial Officer
June ____ , 2017

TRANSATLANTIC CAPITAL INC.
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$70	$5

Total Current Assets	$70	$5

TOTAL ASSETS	$70	$5

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$45,827	$42,060
Advances - related parties	146,380	140,862

Total Current Liabilities	$192,207	$182,922

TOTAL LIABILITIES	$192,207	$182,922

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,605,622 shares at March 31, 2017 and 21,605,622 at December 31, 2016	21,606	21,606
Additional paid-in-capital	5,640,631	5,637,428
Accumulated Deficit	(5,854,374)	(5,841,951)

TOTAL SHAREHOLDERS' DEFICIT	$(192,137)	$(182,917)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$70	$5

The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months
	Ended March 31,
	2017	2016

Operating Expenses
General and administrative expenses	$12,423	$45,577

Total Operating Expenses	$12,423	$45,577

Operating Loss	$(12,423)	$(45,577)

Net loss	$(12,423)	$(45,577)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares used in computing basic and diluted net loss per share	21,605,622	21,365,622

The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three Months
	Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,423)	$(45,577)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	3,203	—

Changes in operating assets and liabilities:
Accounts payable and account payable-related party	5,085	19,846
Net cash used in operating activities	(4,135)	(25,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	4,200	25,274
Net Cash Provided by Financing Activities	4,200	25,274

Net increase (decrease) in cash and cash equivalents	65	(457)
Cash and cash equivalents at beginning of the period	5	463
Cash and cash equivalents at of period	$70	$6

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Expenses paid directly by related party on behalf of the Company	$1,318	$—

The accompanying notes are an integral part of the unaudited financial statements.

TRANSATLANTIC CAPITAL INC.

Notes to the Interim Financial Statements

As of March 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Transatlantic Capital, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the period ended December 31, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Going Concern

In conformity with generally accepted accounting principles, it has been assumed that the Company will continue as a going concern. The Company, however, continues to incur losses from operations and has a negative working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management intends to raise financing through public equity or other means and interests that it deems necessary.  These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the Company received advances from a significant stockholder, IMIR Management LLC, as a loan which are unsecured, non-interest bearing and due on demand. During the three months ended March 31, 2017, $3,518 was loaned to the Company, of which $1,318 was directly paid on behalf of the Company. As of March 31, 2017, advances from IMIR total $34,932.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the three months ended March 31, 2017, $2,000 was loaned to the Company. As of the three months ended March 31, 2017, advances from NFA total $111,448. These advances are unsecured, non-interest bearing and are due on demand.

The total related parties balance as of March 31, 2017 and December 31, 2016 are $146,380 and $140,862, respectively.

TRANSATLANTIC CAPITAL INC.

Notes to the Interim Financial Statements

As of March 31, 2017

(Unaudited)

NOTE 4 – SHAREHOLDERS’ DEFICIT

On November 1, 2016 the Company issued 240,000 shares of restricted common stock, with a par value of $0.001 per share and a market value of $0.23 per share, according to a consulting agreement with Capital Markets which included stock-based compensation. Capital Markets was engaged on May 16, 2016 to assist with the Company’s capital raise. Upon execution of the consulting agreement, 60,000 shares were vested. The remaining 180,000 shares have a vesting schedule that extends through May 15, 2017. As of December 31, 2016, a total of 165,000 shares were vested, and the recognized value of the vested stock was $26,700. During the three months ended March 31, 2017, 45,000 shares were vested, and the recognized value of the vested stock was $3,203.

NOTE 5 – SUBSEQUENT EVENTS

Related Party Transactions

Subsequent to March 31, 2017, the Company received advances from a significant stockholder, IMIR Management LLC, of $5,596 as a non-interest bearing, unsecured loan due on demand. Of which, $496 of expenses were directly paid on behalf of the Company. This resulted in total advances from IMIR of $40,528.

Subsequent to March 31, 2017, NFA Securities L3C loaned the Company $4,000 under the funding agreement resulting in a balance due of $115,448. These advances are unsecured, non-interest bearing and are due on demand.

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