Form 10-Q
period 2017-06-30
TRANSATLANTIC CAPITAL INC.
filed 2017-08-17
CIK 1228386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

(855-279-7156)
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X ] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,605,622 as of August 11, 2017 .

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

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

The unaudited interim financial statements and the notes thereto for the six month period ended June 30, 2017 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Transatlantic Capital Inc., without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

TRANSATLANTIC CAPITAL INC.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$36	$5

Total Current Assets	$36	$5

TOTAL ASSETS	$36	$5

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$46,703	$42,060
Advances - related parties	162,606	140,862

Total Current Liabilities	$209,309	$182,922

TOTAL LIABILITIES	$209,309	$182,922

SHAREHOLDERS' DEFICIT
Preferred Stock:
50,000,000 shares authorized par value $0.001 per share; none issued and outstanding	$—	$—
Common Stock:
700,000,000 shares authorized par value $0.001 per share; issued and outstanding, 21,605,622 shares at June 30, 2017 and 21,605,622 at December 31, 2016	21,606	21,606
Additional paid-in-capital	5,642,618	5,637,428
Accumulated Deficit	(5,873,497)	(5,841,951)

TOTAL SHAREHOLDERS' DEFICIT	$(209,273)	$(182,917)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$36	$5

See notes to consolidated financial statements

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Operating Expenses
General and administrative expenses	$(19,123)	$(15,151)	$(31,546)	$(60,728)

Total Operating Expenses	$(19,123)	$(15,151)	$(31,546)	$(60,728)

Operating Loss	$(19,123)	$(15,151)	$(31,546)	$(60,728)

Net Income (Loss)	$(19,123)	$(15,151)	$(31,546)	$(60,728)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per share	21,605,622	21,365,622	21,605,622	21,365,622

See notes to consolidated financial statements

TRANSATLANTIC CAPITAL INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,546)	$(60,728)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	5,190	—

Changes in operating assets and liabilities:
Accounts payable and account payable-related party	7,037	18,896
Net cash used in operating activities	(19,319)	(41,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	19,350	41,374
Net Cash Provided by Financing Activities	19,350	41,374

Net increase (decrease) in cash and cash equivalents	31	(458)
Cash and cash equivalents at beginning of the year	5	463
Cash and cash equivalents at year end	$36	$5

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non cash financing activity
Expenses paid directly by related party on behalf of the Company	$2,394	$—

See notes to consolidated financial statements

TRANSATLANTIC CAPITAL INC.

Notes to the Interim Financial Statements

As of June 30, 2017

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

NOTE 3 – RELATED PARTY TRANSACTIONS

From time to time, the Company received advances from a significant stockholder, IMIR Management LLC, as a loan which are unsecured, non-interest bearing and due on demand. During the six months ended June 30, 2017, $14,244 was loaned to the Company, of which $2,394 was directly paid on behalf of the Company. As of June 30, 2017, advances from IMIR total $45,657.

On June 1, 2014, the Company executed a funding agreement with NFA Securities L3C, a stockholder, to fund ongoing company operations with a loan of up to $150,000. During the six months ended June 30, 2017, $7,500 was loaned to the Company. As of the six months ended June 30, 2017, advances from NFA total $116,949. These advances are unsecured, non-interest bearing and are due on demand.

The total related parties balance as of June 30, 2017 and December 31, 2016 are $162,606 and $140,862, respectively.

NOTE 4 – COMMITMENTS

On May 24, 2017, the Company entered into a six-month consulting agreement with First Look Equities, LLC, capital campaign management consultants. Compensation for services under this agreement consist of six monthly payments of $5,000 and stock financing of 70,000 common shares with a fair value of $2,275. The share issuance was to occur within 20 days of the signing of the contract, but has not occurred as of June 30, 2017. The Company is in the process of negotiating the terms of the common shares and have not come to an agreement as of June 30, 2017.

NOTE 5 – SHAREHOLDERS’ DEFICIT

On November 1, 2016 the Company issued 240,000 shares of restricted common stock, with a par value of $0.001 per share and a market value of $0.23 per share, according to a consulting agreement with Capital Markets which included stock-based compensation. Capital Markets was engaged on May 16, 2016 to assist with the Company’s capital raise. Upon execution of the consulting agreement, 60,000 shares were vested. The remaining 180,000 shares have a vesting schedule that extended through May 15, 2017. As of December 31, 2016, a total of 165,000 shares were vested, and the recognized value of the vested stock was $26,700. During the six months ended June 30, 2017, 75,000 shares were vested, and the recognized value of the vested stock was $5,190. As of June 30, 2017, all 240,000 shares were vested, and the recognized value of the vested stock was $31,890.

NOTE 6 – SUBSEQUENT EVENTS

Related Party Transactions

Subsequent to June 30, 2017, the Company received advances from a significant stockholder, IMIR Management LLC, of $19,250 as a non-interest bearing, unsecured loan due on demand. Of which, $2,750 of expenses were directly paid on behalf of the Company. This resulted in total advances from IMIR of $64,907.

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

Management is currently exploring opportunities in various aspects of the cannabis industry. We may acquire industrial real estate assets and lease these properties or enter into other types of leasing ventures. With cannabis now legal in California for both medical and recreational use, the Company is focusing its attention on acquiring land or commercial real estate that can be used to cultivate cannabis. We do not expect to be directly involved in the cannabis industry. Rather, we believe acquiring the property and then leasing it back to the seller or other third party will optimize our return on investment. There can be no assurance that management will be successful in entering the cannabis industry. The cannabis industry is highly regulated and there can be no assurance that we will be able to identify an investment opportunity or secure sufficient financing to implement this strategy.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2017 and 2016

We did not generate any revenues during these periods.

For the three months ended June 30, 2017 and 2016 we incurred operating expenses of $19,123 and $15,151. Operating expenses consisted primarily of legal, accounting and general and administrative expenses

For the six months ended June 30, 2017 and 2016 we incurred operating expenses of $31,546 and $60,728.

Net Loss per share for the three and six months ended June 30, 2017 and 2016 was $(0.00) for all periods.

Until such time as we can implement our business plan we anticipate ongoing losses.

Except for Mr. Griggs, we had no full time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017 and December 31, 2016.

We had nominal assets in both periods. Total liabilities at June 30, 2017 totaled $209,309 consisting of accounts payable totaling $46,703 and advances from related parties totaling $162,606. At December 31, 2016 liabilities totaled $182,922 consisting of $42,060 in accounts payable and $140,862 in advances from related parties.

At June 30, 2017 we had an accumulated deficit of $(5,873,497) as compared to $(5,841,951) at December 31, 2016

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

As of the end of the period June 30, 2017, the Company's chief executive officer and its principal financial officer (the “Certifying Officers”), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Certifying Officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including these officers, to allow timely decisions regarding required disclosure.

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

We did not issue any shares of our common stock during the quarter ended June 30, 2017.

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
August 14, 2017